Form 10-Q
period 1999-09-30
PIVOTAL CORP
filed 1999-11-05
CIK 1086329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

                 for the quarterly period ended September 30, 1999

             [ ] Transition report pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934.

                 For the Transition Period From ______ to ______

                        COMMISSION FILE NUMBER 000-26867

                               PIVOTAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   BRITISH COLUMBIA, CANADA                               Not applicable
(State or other jurisdiction                             (I.R.S. Employer
     of incorporation)                                  Identification No.)


                            300 - 224 WEST ESPLANADE,
                   NORTH VANCOUVER, BRITISH COLUMBIA, V7M 3M6
                                     CANADA
                    (Address of principal executive offices)

                            Telephone (604) 988-9982
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X     No
                                 --------     -------

            COMMON SHARES OUTSTANDING AT OCTOBER 19, 1999: 20,020,598

================================================================================

                               PIVOTAL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                 PAGE
PART 1   FINANCIAL INFORMATION

         Item l   Consolidated Financial Statements                                                1

                  Consolidated Balance Sheets as of June 30, 1999 and September 30, 1999           1
                  Consolidated Statements of Operations for the Three Months Ended
                    September 30, 1998 and 1999                                                    2
                  Consolidated Statement of Shareholders' Equity
                    (Deficit) for the Three Months ended September 30, 1999                        3
                  Consolidated Statements of Cash flows for the Three Months Ended
                    September 30, 1998 and 1999                                                    4
                  Notes to the Consolidated Financial Statements                                   5

         Item 2   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                       8

         Item 3   Quantitative and Qualitative Disclosures About Market Risk                      16


PART 2   OTHER INFORMATION

         Item 1   Legal Proceedings                                                               17

         Item 2   Changes in Securities and Use of Proceeds                                       17

         Item 6   Exhibits and Reports on Form 8-K                                                17

         Signatures                                                                               18

               PART I - ITEM I: CONSOLIDATED FINANCIAL STATEMENTS

                              PIVOTAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)



                                                                                     JUNE 30, 1999        SEPTEMBER 30, 1999
                                                                                     -------------        ------------------
                                                                                                              (unaudited)
ASSETS

Current Assets
    Cash and cash equivalents                                                               $   9,338            $     51,710
    Accounts receivable                                                                         8,304                   9,208
    Prepaid expenses                                                                            1,029                   1,493
                                                                                            ---------             -----------
         Total current assets                                                                  18,671                  62,411

Property and Equipment, net                                                                     3,051                   3,588
                                                                                            ---------            ------------
Total assets                                                                                $  21,722            $     65,999
                                                                                            =========            ============
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current Liabilities
    Accounts payable and accrued liabilities                                                $   6,329            $      7,584
    Deferred revenue                                                                            5,085                   5,574
                                                                                            ---------            ------------
         Total current liabilities                                                             11,414                  13,158


Redeemable convertible preferred shares, authorized, issued and
    outstanding shares -  9,946 at June 30, 1999, none at September 30, 1999                   17,500                  -
                                                                                            ---------            ------------
Shareholders' (Deficit) Equity
    Preferred shares, undesignated, no par value; authorized shares - 20,000 at
       June 30, 1999 and September 30, 1999; no shares issued
       and outstanding                                                                           -                     -
                                                                                            ---------             -----------
    Class A convertible preferred shares, no par value; authorized, issued and
       outstanding shares - 2,000 at June 30, 1999, none at September 30, 1999                     83                  -

    Common shares, no par value; authorized shares - 200,000 at June 30, 1999 and September 30, 1999; issued and outstanding shares - 3,454 and 20,020
       at June 30, 1999 and September 30, 1999, respectively                                      563                  61,318

    Class B common shares, Cdn.$0.03 per share par value; authorized shares -
      600 at June 30, 1999, none at September 30, 1999; issued and outstanding shares - 477 and none at June 30, 1999 and September 30, 1999,
      respectively                                                                                 4                     -

    Deferred share-based compensation                                                           (416)                    (365)

    Accumulated deficit                                                                       (7,426)                  (8,112)
                                                                                           ---------             ------------
Total shareholders' (deficit) equity                                                          (7,192)                  52,841
                                                                                           ---------             ------------
Total liabilities and shareholders' (deficit) equity                                       $  21,722             $     65,999
                                                                                           =========             ============


See accompanying notes to consolidated financial statements.

                              PIVOTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS;
                ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                             ------------------------------------
                                                                                1998                       1999
                                                                               ------                     ------
REVENUES:
     Licences                                                                  $3,276                     $6,097
     Services and maintenance                                                   1,292                      2,578
                                                                               ------                     ------
         Total revenues                                                         4,568                      8,675
                                                                               ======                     ======
COST OF REVENUES:
     Licenses                                                                      73                        284
     Services and maintenance                                                     562                      1,368
                                                                               ------                     ------
         Total cost of revenues                                                   635                      1,652
                                                                               ======                     ======
Gross profit                                                                    3,933                      7,023
                                                                               ------                     ------

OPERATING EXPENSES
     Sales and marketing                                                        3,488                      5,715
     Research and development                                                     808                      1,569
     General and administrative                                                   543                        707
                                                                               ------                     ------
         Total operating expenses                                               4,839                      7,991
                                                                               ======                     ======
Loss from operations                                                             (906)                      (968)
Interest and other income                                                         107                        357
                                                                               ------                     ------
Loss before income taxes                                                         (799)                      (611)

Income taxes                                                                       60                         75
                                                                               ------                     ------
Net loss                                                                       $ (859)                    $ (686)
                                                                               ======                     ======
LOSS PER SHARE:
     Basic and diluted                                                         $(0.22)                    $(0.05)
     Pro-forma basic and diluted                                               $(0.06)                    $(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE LOSS PER SHARE:
     Basic and diluted                                                          3,854                     13,693
     Pro-forma basic and diluted                                               14,618                     18,380

See accompanying notes to consolidated financial statements.

                              PIVOTAL CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                            CLASS A
                                          CONVERTIBLE                            CLASS B         DEFERRED                 TOTAL
                                        PREFERRED SHARES    COMMON SHARES     COMMON SHARES    SHARE-BASED            SHAREHOLDERS'
                                        SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   COMPENSATION  (DEFICIT)    DEFICIT
                                        ------    ------   ------   ------   ------   ------  ------------  --------- -------------

Balance June 30, 1999                    2,000     $ 83     3,454  $   563     477     $ 4      $ (416)     $(7,426)   $ (7,192)


Conversion of Class B common
   to common shares                                           477        4    (477)     (4)                                  --

Conversion of Class A preferred
   into common shares                   (2,000)     (83)    2,000       83                                                   --

Conversion of redeemable convertible
   preferred shares into common shares                     10,052   17,501                                               17,501


Issuance of common shares on exercise                          62       66                                                   66
   of stock options

Issuance of common shares on initial                        3,975   43,101                                               43,101
   public offering, net of offering
   costs (note 4)

Amortization of share-based compensation                                                            51                       51

Net loss                                                                                                       (686)       (686)

                                        ------    ------   ------  -------   ------   ------   ------------  --------- ------------
Balance September 30, 1999                  --     $  --   20,020  $61,318       --   $   --     $ (365)     $(8,112)  $  52,841
                                        ======    ======   ======  =======   ======   ======   ============  ========= ============

See accompanying notes to consolidated financial statements.

                              PIVOTAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              Three months ended September 30,
                                                                              --------------------------------
                                                                                  1998                1999
                                                                                --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss for the period                                                      $ (859)             $ (686)
    Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
        Depreciation                                                                196                  335
        Non-cash share based compensation expense                                    --                   51
    Change in operating assets and liabilities
        Accounts receivable                                                       2,031                 (904)
        Prepaid expenses                                                             98                 (464)
        Accounts payable and accrued liabilities                                   (432)               1,255
        Deferred revenue                                                           (887)                 489
                                                                                 --------            --------
     Net cash provided by operating activities                                      147                   76
                                                                                 --------            --------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of property and equipment                                             (289)                (871)
                                                                                 --------            --------

    Net cash used in investing activities                                          (289)                (871)
                                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common shares                                           1               43,167
                                                                                 --------            --------

    Net cash provided by financing activities                                         1               43,167
                                                                                 --------             -------         -

Net increase (decrease) in cash and cash equivalents                               (141)              42,372

Cash and cash equivalents, beginning of period                                    1,202                9,338
                                                                                 --------            --------

Cash and cash equivalents, end of period                                         $1,061              $51,710
                                                                                 ========            ========

Supplemental cash flow disclosure:
    Cash paid for income taxes                                                   $  194              $   179


See accompanying notes to consolidated financial statements.

                               PIVOTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Pivotal Corporation

Pivotal Corporation is a global provider of electronic business relationship management solutions. These solutions combine electronic commerce with customer relationship management applications that enable businesses to increase revenues by improving relationships with their customers and business partners. We sell our products and services through a direct sales force and through a global network of resellers. We provide support, education, implementation and other consulting services to our customers through our professional service organization and our Pivotal Alliance of over 100 independent companies that sell, install and service our products and offer specialized software for use with them.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 1999, included in our prospectus, dated August 4, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.       LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                                  Three months ended September 30,
                                                                              -----------------------------------------

                                                                                    1998                   1999
                                                                              ------------------     ------------------

   Net loss (A)                                                                         $ (859)                $ (686)
                                                                              ------------------     ------------------

   Weighted average number of common shares (B)                                           3,854                 13,693
   Pro forma adjustment for redeemable convertible preferred shares                      10,764                  4,687
                                                                              ------------------     ------------------
   Pro forma basic and diluted weighted average shares (D)                               14,618                 18,380
                                                                              ==================     ==================
   Loss per share:
      Basic and diluted (A/B)                                                          $ (0.22)               $ (0.05)
                                                                              ------------------     ------------------
      Pro forma basic and diluted (A/D)                                                $ (0.06)                $(0.04)
                                                                              ------------------     ------------------


                              PIVOTAL CORPORATION

                                  (UNAUDITED)


Pro forma earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding since July 1, 1998.


3.       ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $434 and $334 at September 30, 1999 and June 30, 1999, respectively.


4.       INITIAL PUBLIC OFFERING

On August 5, 1999, we completed an initial public offering of 3,500,000 common shares. On August 19, 1999, the underwriters exercised their overallotment option and purchased a further 475,000 common shares. The total 3,975,000 common shares sold generated net proceeds to the Company of approximately $43.1 million. Concurrent with the offering, all 476,786 Class B common shares and 11,946,474 redeemable convertible preferred shares automatically converted into 12,528,523 common shares.


5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The principal components of accounts payable and accrued liabilities were as follows:


                                          June 30,          September 30,
                                      -----------------   ------------------

                                            1999                 1999
                                      -----------------   ------------------
       Accounts payable                          $3,054               $4,813
       Accrued compensation                       2,368                2,096
       Accrued liabilities                          907                  675
                                      -----------------   ------------------

                                                 $6,329               $7,584
                                      =================   ==================


6.       SEGMENTED INFORMATION

The Company operates in one business segment, the development, marketing, supporting and implementation of our electronic business relationship management solutions.

                              PIVOTAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



The Company licenses and markets its products internationally. The following table presents a summary of revenues by geographical region.

                                        Three months ended September 30,
                                        --------------------------------
                                         1998                   1999
                                        ------                 ------
United States                           $3,426                 $5,760
Canada                                     274                    781
International                              868                  2,134
                                        ------                 ------
                                        $4,568                 $8,675
                                        ======                 ======


The Company attributes revenue among the geographical areas based on the location of the customers involved.

During the quarters ended September 30, 1998 and September 30,1999, no single customer accounted for 10% or more of total revenue.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form F-1 dated August 4, 1999.

FORWARD LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in Exhibit 99 to this report, which is hereby incorporated by reference in this report.

In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

OVERVIEW

Pivotal Corporation is a global provider of electronic business relationship management solutions. These solutions combine electronic commerce with customer relationship management applications that enable businesses to increase revenues by improving relationships with their customers and business partners. We sell our products and services through a direct sales force and through a global network of resellers. We provide support, education, implementation and other consulting services to our customers through our professional service organization and our Pivotal Alliance of over 100 independent companies that sell, install and service our products and offer specialized software for use with them.

In August 1999, we completed our initial public offering generating net proceeds of approximately $43.1 million.

On October 12, 1999, we announced PivotalHost, an Internet hosting program for our software. PivotalHost is a program whereby we will provide customers access to our software applications on a monthly subscription basis over the Internet through an application service provider. We commenced this program during the quarter ended September 30, 1999 with the signing of our first customer. On October 26, 1999 Microsoft Corporation and Cisco Systems Inc. also announced their plans to develop a hosting program which, through an alliance of application service providers, will provide customers with access to a variety of different software applications which will address a company's entire business needs. Microsoft and Cisco announced us as their initial choice of vendors to provide the electronic business relationship management software portion of this program.

The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, Pivotal Corporation, its wholly owned subsidiary incorporated in Washington, and Pivotal Corporation Limited, its wholly owned subsidiary incorporated in the United Kingdom, collectively.

Pivotal Relationship, Pivotal eRelationship and PivotalHost are trademarks and/or registered trademarks of Pivotal Corporation.

PIVOTAL'S RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.


                                            Three months ended September 30,
                                            --------------------------------
                                               1998                 1999
                                            ----------           ----------

Consolidated Statement of Operations
   Revenues
      License                                   72 %                 70 %
      Services and maintenance                  28 %                 30 %
                                               -----                -----

        Total revenues                         100 %                100 %
                                               -----                -----

   Cost of Revenues
      Licenses                                   2 %                  3 %
      Services and maintenance                  12 %                 16 %
                                               -----                -----
         Total cost of revenues                 14 %                 19 %
                                               -----                -----

   Gross Margin                                 86 %                 81 %
                                               -----                -----

   Operating Expenses
      Sales and marketing                       76 %                 66 %
      Research and development                  18 %                 18 %
      General and administrative                12 %                  8 %
                                               -----                -----

         Total operating expenses              106 %                 92 %
                                               -----                -----

   Loss from operations                        (20 %)               (11 %)
   Interest and other income                     2 %                  4 %
                                               -----                -----

   Loss before income taxes                    (18 %)                (7 %)
   Income tax provision                         (1 %)                (1 %)
                                               -----                -----
   Net loss                                    (19 %)                (8 %)
                                               =====                =====

REVENUES

Total revenues increased 90% to $8.7 million from $4.6 million for the quarters ended September 30, 1999 and 1998, respectively.

License Revenue

Revenues from licenses increased 86% to $6.1 million from $3.3 million for the quarters ended September 30, 1999 and 1998, respectively. Increased sales of licenses for Pivotal Relationship and related products contributed $1.8 million of this increase and sales of the new Pivotal eRelationship products contributed approximately $1.0 million.

We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition", which we adopted effective for the year ended June 30, 1998. We recognize product license revenues on delivery of our products if:

o    persuasive evidence of an arrangement exists,

o    the fee is fixed and determinable,

o we can objectively allocate the total fee among all elements of the arrangement, and

o    the collection of the license fee is probable.

During the quarter ended September 30, 1999, we began to offer licensing arrangements in which our customers may purchase licenses and, for a fixed or indefinite term, pay for the licenses with periodic payments rather than a lump sum payment. We recognize revenues from these arrangements as the periodic payments become due, provided all other conditions for revenue recognition are met.

We enter into reseller and sub-licensing arrangements that provide a fee payable to us based on a percentage of list price. We recognize revenue only on the fees payable to us, net of any amount payable to the reseller by the customer.

Revenues from licenses represented 70% and 72% of total revenues for the quarters ended September 30, 1999 and 1998, respectively. Revenues from licenses have decreased as a percentage of total revenues due to the increase in our revenues from services and maintenance relative to licenses.

No single customer accounted for 10% of our revenues for the quarters ended September 30, 1999 or 1998. North American license revenues accounted for 75% and 81% of total license revenues in the quarters ended September 30, 1999 and 1998, respectively. Canadian license revenues accounted for 9% and 6%, respectively, of our total license revenues in the quarters ended September 30, 1999 and 1998.

Services

Revenues from services and maintenance increased 100% to $2.6 million from $1.3 million for the quarters ended September 30, 1999 and 1998, respectively. This resulted from an increase of $900,000 in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the product and to technical support and maintenance services, and an increase of $400,000 in revenues from implementation, consulting and education service engagements.

We typically sell first-year maintenance with the related software license. Revenue related to such maintenance is over the term of the maintenance contract, typically 12 months. In addition to increasing our customer base, revenues relating to technical support and maintenance also have increased due to the renewal of technical support and maintenance contracts upon expiration of the first year maintenance arrangement.

We recognize revenues from consulting, education and implementation and customization services as these services are performed. These services are charged primarily on a time-and-materials basis under a separate service arrangement with the customer. Over 95% of the implementation and customization services in connection with installations of our software products are provided by independent companies that are members of the Pivotal Alliance but which contract directly with the customer. We do not recognize revenue from services provided by members of the Pivotal Alliance.

Revenues from services and maintenance represented 30% and 28% of total revenues for the quarters ended September 30, 1999 and 1998, respectively. We believe that revenues from services and maintenance may continue to increase as a percentage of total revenues, due to the increase in the number of technical support and maintenance contracts as our customer base grows. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on members of the Pivotal

Alliance to provide the great majority of implementation and customization services to our customers, rather than providing those services directly.

COST OF REVENUES

Total cost of revenues increased 160% to $1.7 million from $635,000 for the quarters ended September 30, 1999 and 1998, respectively.

Licenses

Cost of revenues from licenses consists of costs relating to the manufacturing, packaging and distribution of products and related documentation, and fees paid for incorporation of third-party software products.

Cost of revenues from licenses increased 289% to $284,000 from $73,000 for the quarters ended September 30, 1999 and 1998, respectively. The increase is due primarily to increased costs for third-party technology integrated with our software. Cost of revenues from licenses as a percentage of revenues from licenses was 5% and 2% for the quarters ended September 30, 1999 and 1998, respectively. We expect that cost of licenses as a percentage of revenue from licenses will increase because we expect to integrate into our products additional software applications licensed from third parties.

Services and Maintenance

Cost of revenues from services and maintenance consists of personnel and other expenses relating to the cost of providing customer support, education and professional services. Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education, implementation and consulting services because support and maintenance services principally involve the delivery of software upgrades which the customers download and install themselves, while education, implementation and customization services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

Cost of revenues from services and maintenance increased 143% to $1.4 million from $562,000 for the quarters ended September 30, 1999 and 1998, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 53% and 44% for the quarters ended September 30, 1999 and 1998, respectively. We expect that cost of revenues from services and maintenance may continue to increase as a percent of revenues from services and maintenance as we expand our service capabilities in international markets to support planned expansion of our international business and as we seek to expand our consulting services. This may occur because we will be incurring expenses to hire and train employees before we will be earning revenue for their services, and because we may not generate enough demand for our services to use all the capacity we add.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy and marketing expenditures related to direct mail, online marketing, trade shows, advertising and promotion.

Sales and marketing expenses increased 64% to $5.7 million from $3.5 million for the quarters ended September 30, 1999 and 1998, respectively. Sales and marketing expenses decreased as a percentage of total revenues to 66% from 76% for the same periods. This decrease resulted from the improved productivity of our sales and marketing organizations. We expect that sales and marketing expenses will continue to increase as we continue to expand our North American and international sales and marketing efforts.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts. To date we have not capitalized any development costs, and we do not expect to capitalize these costs in the future.

Research and development expenses increased 94% to $1.6 million from $808,000 for the quarters ended September 30, 1999 and 1998, respectively. Research and development expenses was 18% of total revenues for both periods. We expect to continue to significantly increase research and development expenditures with a particular emphasis on Internet-related development projects.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

General and administrative expenses increased 30% to $707,000 from $543,000 for the quarters ended September 30, 1999 and 1998, respectively. General and administrative expenses decreased as a percentage of total revenues to 8% from 12% for the same periods. The increase in general and administrative expenses was due to hiring additional personnel, and the implementation of internal financial and administrative systems. We expect general and administrative expenses will increase as we continue to expand the business and begin to increase our administrative capability in international markets.

Share Compensation

We recorded deferred compensation expenses of $473,000 during the year ended June 30, 1999 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of our common shares. We are amortizing this amount over the four year period in which the options vest, and we will allocate the expense among operating expense categories based on the primary activity of the employee that holds the option. We recognized $51,000 in compensation expense in the quarter ended September 30, 1999 and currently expect to recognize $216,000, $113,000, $59,000 and $28,000 in the years ending June 30, 2000, 2001, 2002 and 2003, respectively.

Interest and Other Income

Interest and other income consists of earnings on cash and cash equivalents net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income increased to $357,000 from $107,000 for the quarters ended September 30, 1999 and 1998, respectively. This increase is primarily due to interest earned from short-term investments of cash and cash equivalents generated by our initial public offering. We have not had significant interest expense, as we have not borrowed. The balance of $357,000 for the quarter ended September 30, 1999 is expressed net of a foreign exchange loss of approximately $8,000 attributable to our unhedged portion of Canadian and United Kingdom expenditures. The balance of $107,000 for the quarter ended September 30, 1998 is expressed net of foreign exchange gain of $93,000 attributable to our unhedged Canadian and United Kingdom expenditures.

Income Taxes

The provision for income taxes was $75,000 and $60,000 for the quarters ended September 30, 1999 and 1998, respectively which was attributable to our operations in the United Stated and the United Kingdom. As a result of net operating losses and the availability of loss carry forwards in Canada, we have not incurred significant Canadian income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had $51.7 million in cash and cash equivalents and $49.3 million in working capital. During the quarter ended September 30, 1999, we successfully concluded our initial public offering, generating $43.1 million net of expenses and brokers' commissions.

The Company's cash and cash equivalents increased to $51.7 million as of September 30, 1999 from $9.3 million as of June 30, 1999. The Company's working capital increased to $49.3 million at September 30, 1999 from $7.3 million at June 30, 1999. This increase was primarily attributable to the issuance of common shares from our initial public offering and increases in accounts payable and deferred revenue partially offset by increases in accounts receivable and prepaid expenses and the purchase of property and equipment.

We generated positive cash from operating activities for the quarter ended September 30, 1999 of $76,000, as a result of obtaining improved payment terms from our principal suppliers and up front payments for maintenance support from our customers. Cash provided by operating activities was $76,000 and $147,000 for the quarters ended September 30, 1999 and 1998, respectively. Although we generated cash from operating activities for the quarter ended September 30, 1999, we do not expect to generate cash from operations for the year ending June 30, 2000.

Capital expenditures made during the quarters ended September 30, 1999 and 1998 totaled $871,000 and $289,000, respectively, related primarily to the acquisition of computer software and equipment as well as furniture and fixtures used to support our growing employee base.

Net cash provided by financing activities for the quarters ended September 30, 1999 and 1998 were $43.2 million and $1,000, respectively. Net cash provided by financing activities resulted from sales of equity securities. In addition to the $43.1 million raised by our initial public offering, $66,000 was raised by the sale of equities under employee share option plans during the quarter ended September 30, 1999.

We have credit facilities with a Canadian chartered bank, which include an operating facility of Cdn.$3.0 million bearing interest at the bank's prime rate plus 1%, and a term loan facility of Cdn.$2.0 million bearing interest at the bank's prime rate plus 4% to be used for various capital expenditures. The credit facilities are secured by all of our assets, including our inventory, equipment and accounts receivable and the shares of our subsidiaries. At September 30, 1999, no amounts were outstanding under the operating facility or the term loan facility.

We believe that the total amount of cash and cash equivalents, with the commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditure requirements at least through the year ending June 30, 2000. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's consolidated balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the Standard for the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The impact on the Company's financial statements is not expected to be material.

In December 1998, the Accounting Standards Executive Committee issued Statement of Position 98-9, or SOP 98-9, modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method". Under the "residual method," the total fair value of the undelivered elements is deferred and substantially recognized in accordance with SOP 97-2. We do not expect SOP 98-9 to have a material effect on our financial position or results of operations.

YEAR 2000 ISSUES

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 ready could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Year 2000 complications may disrupt the operations, viability or commercial acceptance of the Internet, which could adversely affect the market acceptance of our new Pivotal eRelationship product.

Our State of Readiness

We have conducted a review of our products, including the third-party products embedded into or delivered with our products, and believe that they are substantially Year 2000 ready as they relate to our product applications. Despite being generally classified as Year 2000 compliant, some of the older versions of our products had some display and leap year issues for the Year 2000. We believe these issues are fully addressed in various service packs that we have made available to our customers as upgrades. Nevertheless, it is possible that we will experience Year 2000 problems with our products. With respect to third-party products embedded or delivered with our products, we have relied on disclosure statements provided by the third parties which reveal no Year 2000 issues specifically relating to the use of the products with our product. We have no assurance of the accuracy of these third-party disclosure statements.

We currently believe that our internal software systems are Year 2000 ready. We make it our regular practice to obtain Year 2000 warranties and our MIS department has been meeting with hardware and other suppliers in order to obtain reassurances regarding the impact of the Year 2000 on our internal systems. Nevertheless, failure of the internal hardware or software systems to operate properly with regard to the Year 2000 and thereafter could disrupt our business and require us to incur significant unanticipated expenses to remedy any problems or replace products of affected vendors, and could have a material adverse effect on our business, operating results and financial condition.

Our Year 2000 Risk

We cannot assure you that other Internet applications, database software or computer hardware of our customers, which interface with our products and which may be necessary in order to use our products, are Year

2000 ready. Therefore, we cannot assure you that implementations of our products on our customers' systems are, or will be, Year 2000 ready.

We provide a warranty covering Year 2000 problems in the current versions of our software products, including products licensed from third parties that we supply with our products. We may face claims based on Year 2000 issues if our products do not prove to be Year 2000 compliant, or claims arising from problems with third-party software embedded in or delivered with our products or with the integration of multiple products within an overall system. Year 2000 claims could result in costly and distracting litigation and in material liability to us. If our products have significant Year 2000 defects, we could suffer damage to our business and reputation. Correcting any defects could be costly, and we might have to delay sales of our products while we make corrections. Any Year 2000 problems that occur in our internal systems could cause disruption of our business. Any disruption in the business of our key suppliers or selling partners as a result of Year 2000 issues, or any general disruption or failure of the financial, telecommunications, power, transportation or other infrastructure also could disrupt our business.

The Year 2000 issue may also cause us to experience reduced sales during the remainder of 1999, as existing and potential customers reduce their budgets for discretionary expenditures, such as electronic business relationship management solutions, due to increased expenditures on the Year 2000 issue generally. Potential customers may also defer new software purchases and deployments to avoid distracting from Year 2000 compliance efforts and to preclude the possibility of introducing new Year 2000 issues.

Cost to Complete and Contingency Plan

To date, we have not incurred significant incremental costs in order to comply with Year 2000 requirements for our products or internal systems, and we do not believe that we will incur significant incremental costs in the foreseeable future. We have not currently developed a contingency plan for unanticipated Year 2000 issues relating to our products. We have identified the mission critical functions for our internal systems and have completed a contingency plan for unanticipated Year 2000 problems that arise with respect to those functions. This contingency plan includes the following components.

o We plan to purchase and pre-configure two back-up servers to be installed if our present servers fail.

o Our internal information technology staff will be on alert during the critical period in late December 1999 and early January 2000 to address any Year 2000 issues we encounter.

o Members of our internal research and development staff will be on alert to supplement the efforts of our information technology staff.

o We intend to coordinate with our principal hardware and software vendors so we will know where to get help if our internal systems experience Year 2000 problems we cannot handle ourselves.

o We have identified replacement products for important third-party products we depend on, in case they fail and cannot be quickly fixed.

o We plan to be prepared to shift to manual processing if key automated systems, such as our financial and accounting systems, should fail.

We will be continuing to test our internal systems for Year 2000 issues and expect to update our contingency plan to reflect the results of these tests.

Despite the measures we are taking, we cannot assure you that Year 2000 issues will not be discovered in our products or internal software systems. If Year 2000 issues are discovered, we cannot assure you that our contingency plan will be adequate to deal with them effectively, or that the costs of making the products and systems Year 2000 ready will not have a material adverse effect on our business, operating results and financial condition.

PART 1 - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency fluctuations through our operations in Canada and the United Kingdom. Substantially all of our revenues and corresponding receivables are in United States dollars. However, a majority of our research and development expenses, customer support costs and administrative expenses are in Canadian dollars. As part of our hedging policy implemented during the quarter ended March 31, 1999, we identify our future Canadian currency requirements related to payroll costs, capital expenditures and operating lease commitments, and purchase forward exchange contracts to cover our currency needs at the beginning of an operational period, generally one or two quarters. We do not enter into forward exchange contracts or any derivative financial instruments for trading purposes.

Under our current hedging policy, we identify our forward contracts related to operating lease commitments and commitments for capital expenditures as hedges of firm, identifiable Canadian currency commitments. We recognize the gains and losses on these contracts when the related lease commitment is paid or the capital expenditure is made. We recognize gains and losses on other contracts in earnings in the current period. As of September 30, 1999, we had outstanding forward exchange contracts to purchase Canadian dollars totalling US$3.3 million or Cdn.$5.0 million, all of which mature prior to December 31, 1999.

While we expect to continue to use our current method of hedging our foreign currency risk in the future, we may change our hedging methodology. If our currency requirements differ materially from our hedged position during periods of currency volatility, or if we do not continue to hedge our Canadian currency commitments, we could experience unanticipated currency gains or losses.

We assume the risk relating to the creditworthiness of our counterparties when we engage in hedging transactions. We mitigate this risk by dealing only with substantial commercial banks we believe to be creditworthy. We do not believe that the credit risk associated with these transactions is material.

We maintain cash and cash equivalents of various issuers, types, and maturity dates with various banks and investment banking institutions. Although to date we have not done so, we may in the future hold investments beyond 120 days, and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings.

We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments other than the above listed foreign exchange forward contracts. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

                            PART 2: OTHER INFORMATION


PART 2 - ITEM 1

LEGAL PROCEEDINGS

We are not currently party to any material pending legal proceedings.


PART 2 - ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 4, Pivotal's registration statement on Form F-1, Registration No. 333-82871, became effective. The offering date was August 5, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Bear, Stearns & Co. Inc. and Dain Rauscher Wessels. The offering consisted of 3,975,000 common shares of Pivotal, which includes 475,000 common shares pursuant to the subsequent exercise of the underwriter's over allotment option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to Pivotal, after accounting for $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million. Pivotal generated interest income of approximately $365,000 during the three months ended September 30, 1999.

The net proceeds of $43.1 million have been invested in investment-grade, interest bearing, short-term instruments. Except for the payment of offering expenses, none of the net proceeds were used during the three months ended September 30, 1999.

None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly to directors, officers or general partners of Pivotal or their associates, persons owning 10% or more of any class of securities or affiliates of Pivotal.


PART 2 - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule

         99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statements for Forwarding Looking Statements

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 5, 1999

                                             PIVOTAL CORPORATION



                                            /s/ Norman B. Francis
                                            ----------------------------------
                                            Norman B. Francis
                                            President, Chief Executive Officer
                                            and Director




                                            /s/ Vincent D. Mifsud
                                            ----------------------------------
                                            Vincent D. Mifsud
                                            Chief  Financial  Officer  and Vice
                                            President, Operations