Form 10-Q
period 1999-12-31
PIVOTAL CORP
filed 2000-02-04
CIK 1086329

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------

                                   Form 10-Q

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934.
                    For the transition period from           to
                          Commission file number 000-26867

                              PIVOTAL CORPORATION

             (Exact name of Registrant as specified in its charter)

          BRITISH COLUMBIA, CANADA                                NOT APPLICABLE
      (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
               incorporation)

  300 - 224 WEST ESPLANADE, NORTH VANCOUVER, BRITISH COLUMBIA, CANADA, V7M 3M6
                    (Address of principal executive offices)

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

                        Yes [X]                       No [ ]

           COMMON SHARES OUTSTANDING AT JANUARY 26, 2000: 20,103,873

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PIVOTAL CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
COMPANY OVERVIEW
PART 1     FINANCIAL INFORMATION
           ITEM 1  Consolidated Financial Statements...........................       2
                     Consolidated Balance Sheets as of December 31, 1999 and
                        June 30, 1999..........................................       2
                     Consolidated Statements of Operations for the Three and
                        Six Months Ended December 31, 1999 and 1998............       3
                     Consolidated Statements of Shareholders' Equity (Deficit)
                        for the Six Months Ended December 31, 1999.............       4
                     Consolidated Statements of Cash flows for the Six Months
                        Ended December 31, 1999 and 1998.......................       5
                     Notes to the Consolidated Financial Statements............       6
           ITEM 2  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................       9
           ITEM 3  Quantitative and Qualitative Disclosures About Market
                     Risk......................................................      17
PART 2     OTHER INFORMATION
           ITEM 1  Legal Proceedings...........................................      19
           ITEM 2  Changes in Securities and Use of Proceeds...................      19
           ITEM 6  Exhibits and Reports on Form 8-K............................      19
                   Signatures..................................................      20

                                COMPANY OVERVIEW

     Pivotal Corporation is a leading provider of electronic business relationship management (eBRM) Internet solutions. Our electronic marketing, sales, commerce and service solutions enable an organization to increase revenues by allowing customers, business partners and employees to interact and collaborate over the Internet, resulting in personalized, one-to-one relationships. Our scalable, standards-based architecture, which is available as a hosted or licensed solution, is designed to meet the needs of business-to-business organizations. Our customers range from emerging companies in the new digital economy to traditional businesses that are seeking to integrate the opportunities presented by the Internet into their business model.

     We have been recognized for our performance and industry leading technology which has led to numerous awards, such as, Microsoft's 1999 Industry Solution Awards for "Best Integrated Customer Relationship Management" and "Best Internet Solution for Customer Self Service". We were also included in the "Top 100 Technology Companies" named in Upside Magazine's Hot 100 Companies, and named "IT innovators" for 1999 by Information Week Magazine.

     Our worldwide customer base comprises more than 700 organizations and 100,000 users in traditional commercial and public market sectors and the new digital economy and include companies such as KPMG, CornerDrugstore.com, Ericsson, Medpool.com, HarperCollins Publishing, Deutsche Bank, Trader.com, Southern Company, Lucent Technologies, NEC, Deloitte & Touche, Principal Financial Group and Red Cross Australia.

     On October 12, 1999, we announced PivotalHost, an Internet hosting program for our technology. PivotalHost is a program whereby we will provide customers access to our applications on a monthly subscription basis over the Internet through an application service provider. On October 26, 1999, Microsoft Corporation and Cisco Systems Inc. also announced their plans to develop a hosting program which, through an alliance of application service providers, will provide customers with access to a variety of different applications which will address a company's entire business needs. Microsoft and Cisco announced that we were their initial choice of vendors to provide the electronic business relationship management solution portion of this program.

     The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, Pivotal Corporation, its wholly owned subsidiary incorporated in Washington, Pivotal Corporation Limited, its wholly owned subsidiary incorporated in the United Kingdom, and Transitif S.A., its wholly owned subsidiary incorporated in France, collectively.

     Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship Intrahub, Pivotal eRelationship CustomerHub, Pivotal eRelationship PartnerHub, PivotalHost and Pivotal B2B Syndicate are trademarks and/or registered trademarks of Pivotal Corporation. All other trademarks or service marks appearing in this report are trademarks or service marks of the companies that use them.

              PART I -- ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                              PIVOTAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          1999
                                                              ------------    --------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $50,732       $ 9,338
  Accounts receivable.......................................     10,139         8,304
  Prepaid expenses..........................................      2,512         1,029
                                                                -------       -------
     Total current assets...................................     63,383        18,671
Property and equipment, net.................................      5,009         3,051
Other assets................................................      1,137            --
                                                                -------       -------
Total assets................................................    $69,529       $21,722
                                                                =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 9,970       $ 6,329
  Note payable..............................................        574            --
  Deferred revenue..........................................      6,231         5,085
                                                                -------       -------
     Total current liabilities..............................     16,775        11,414
                                                                -------       -------
Redeemable convertible preferred shares, authorized, issued
  and outstanding shares -- none at December 31, 1999 and
  9,946 at June 30, 1999....................................         --        17,500
                                                                -------       -------
Shareholders' equity (deficit):
  Preferred shares, undesignated, no par value; authorized
     shares -- 20,000 at December 31, 1999 and June 30,
     1999; no shares issued and outstanding.................         --            --
  Class A convertible preferred shares, no par value;
     authorized, issued and outstanding shares -- none at
     December 31, 1999 and 2,000 at June 30, 1999...........         --            83
  Common shares, no par value; authorized shares -- 200,000
     at December 31, 1999 and June 30, 1999; issued and
     outstanding shares -- 20,030 and 3,454 at December 31,
     1999 and June 30, 1999, respectively...................     61,335           563
  Class B common shares, Cdn.$0.03 per share par value;
     authorized shares -- none at December 31, 1999 and 600
     at June 30, 1999; issued and outstanding shares -- none
     and 477 at December 31, 1999 and June 30, 1999,
     respectively...........................................         --             4
  Deferred share-based compensation.........................       (305)         (416)
  Accumulated deficit.......................................     (8,276)       (7,426)
                                                                -------       -------
Total shareholders' equity (deficit)........................     52,754        (7,192)
                                                                -------       -------
Total liabilities and shareholders' equity (deficit)........    $69,529       $21,722
                                                                =======       =======

                See notes to consolidated financial statements.

                              PIVOTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                     DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
REVENUES:
  Licenses..........................................  $ 8,026    $ 4,323    $14,123    $ 7,599
  Services and maintenance..........................    3,516      1,390      6,094      2,682
                                                      -------    -------    -------    -------
     Total revenues.................................   11,542      5,713     20,217     10,281
                                                      -------    -------    -------    -------
COST OF REVENUES:
  Licenses..........................................      410         97        694        170
  Services and maintenance..........................    1,813        589      3,181      1,151
                                                      -------    -------    -------    -------
     Total cost of revenues.........................    2,223        686      3,875      1,321
                                                      -------    -------    -------    -------
Gross profit........................................    9,319      5,027     16,342      8,960
                                                      -------    -------    -------    -------
OPERATING EXPENSES:
  Sales and marketing...............................    6,917      3,933     12,632      7,421
  Research and development..........................    2,125      1,166      3,694      1,974
  General and administrative........................      968        512      1,675      1,055
  Amortization of goodwill..........................       32         --         32         --
                                                      -------    -------    -------    -------
     Total operating expenses.......................   10,042      5,611     18,033     10,450
                                                      -------    -------    -------    -------
Loss from operations................................     (723)      (584)    (1,691)    (1,490)
Interest and other income...........................      685          1      1,042        108
                                                      -------    -------    -------    -------
Loss before income taxes............................      (38)      (583)      (649)    (1,382)
Income taxes........................................      126         60        201        120
                                                      -------    -------    -------    -------
Net loss............................................  $  (164)   $  (643)   $  (850)   $(1,502)
                                                      =======    =======    =======    =======
LOSS PER SHARE:
  Basic and diluted.................................  $ (0.01)   $ (0.17)   $ (0.05)   $ (0.39)
  Pro forma basic and diluted.......................  $ (0.01)   $ (0.04)   $ (0.04)   $ (0.10)
WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE
  LOSS PER SHARE:
  Basic and diluted.................................   20,025      3,859     16,859      3,859
  Pro forma basic and diluted.......................   20,025     14,623     19,202     14,623

                See notes to consolidated financial statements.

                              PIVOTAL CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                   CLASS A
                                 CONVERTIBLE                             CLASS B                                      TOTAL
                              PREFERRED SHARES     COMMON SHARES      COMMON SHARES      DEFERRED                 SHAREHOLDERS'
                              -----------------   ----------------   ---------------   SHARE-BASED                   EQUITY
                              SHARES    AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT   COMPENSATION   (DEFICIT)     (DEFICIT)
                              -------   -------   ------   -------   ------   ------   ------------   ---------   -------------
Balance June 30, 1999.......   2,000     $ 83      3,454   $   563     477     $  4       $(416)       $(7,426)      $(7,192)
Conversion of class B common
  to common shares..........                         477         4    (477)      (4)                                      --
Conversion of class A
  preferred into common
  shares....................  (2,000)     (83)     2,000        83                                                        --
Conversion of redeemable
  convertible preferred
  shares into common
  shares....................                      10,052    17,501                                                    17,501
Issuance of common shares on
  exercise of stock
  options...................                          62        66                                                        66
Issuance of common shares on
  initial public offering,
  net of offering costs.....                       3,975    43,101                                                    43,101
Amortization of share-based
  compensation..............                                                                 51                           51
Net loss....................                                                                              (686)         (686)
                              ------     ----     ------   -------    ----     ----       -----        -------       -------
Balance September 30,
  1999......................      --       --     20,020    61,318      --       --        (365)        (8,112)       52,841
Issuance of common shares on
  exercise of stock
  options...................                          10        17                                                        17
Amortization of share based
  compensation..............                                                                 60                           60
Net loss....................                                                                              (164)         (164)
                              ------     ----     ------   -------    ----     ----       -----        -------       -------
Balance December 31, 1999...      --     $ --     20,030   $61,335      --     $ --       $(305)       $(8,276)      $52,754
                              ======     ====     ======   =======    ====     ====       =====        =======       =======

                See notes to consolidated financial statements.

                              PIVOTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period...................................  $  (850)   $(1,502)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation...........................................      793        406
     Non-cash share based compensation expense..............      111         --
  Change in operating assets and liabilities:
     Accounts receivable....................................   (1,029)     1,515
     Prepaid expenses.......................................   (1,234)       258
     Accounts payable and accrued liabilities...............    2,993        746
     Deferred revenue.......................................      744       (149)
                                                              -------    -------
  Net cash provided by operating activities.................    1,528      1,274
                                                              -------    -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (2,664)      (648)
  Acquisition of Transitif S.A..............................     (654)        --
                                                              -------    -------
  Net cash used in investing activities.....................   (3,318)      (648)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares...................   43,184          3
                                                              -------    -------
  Net cash provided by financing activities.................   43,184          3
                                                              -------    -------
  Net increase in cash and cash equivalents.................   41,394        629
  Cash and cash equivalents, beginning of period............    9,338      1,202
                                                              -------    -------
  Cash and cash equivalents, end of period..................  $50,732    $ 1,831
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
  Cash paid for income taxes................................  $   306    $   197
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of note payable on acquisition of Transitif
     S.A....................................................  $   574    $    --
  Conversion of preferred shares into common shares.........   17,583         --

                 See notes to consolidated financial statements

                              PIVOTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 1999, included in our prospectus, dated August 4, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering and our interim consolidated financial statements for the three months ended September 30, 1999 included in our Form 10-Q filed with the Securities and Exchange Commission on November 5, 1999. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.   ACQUISITION

     Effective December 3, 1999, Pivotal acquired Transitif S.A., a French corporation that distributes electronic business relationship management solutions. Transitif S.A. deploys Pivotal solutions through its network of systems integrators throughout France.

     A summary of the purchase price for the acquisition is as follows (in thousands):

Cash........................................................  $  534
Note payable, due January 5, 2000...........................     574
Direct acquisition costs....................................     120
                                                              ------
                                                              $1,228
                                                              ======

     Additional consideration for the purchase is payable by Pivotal based on the net after-tax earnings of Transitif S.A. and license revenues received by Transitif S.A. from the future sale of licenses for Pivotal products. All earn-out payments will be recorded as additional purchase price when determinable and Pivotal may elect to pay up to fifty percent of the additional purchase price in Pivotal common shares.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Transitif S.A. have been included in Pivotal's consolidated financial statements from the date of acquisition.

     The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the date of acquisition as follows:

Assets acquired.............................................  $1,108
Liabilities assumed.........................................  (1,050)
Goodwill....................................................   1,170
                                                              ------
                                                              $1,228
                                                              ======

     The goodwill is being amortized over three years, the estimated useful life.

                              PIVOTAL CORPORATION

         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

     The pro forma effect of combining Transitif S.A. with Pivotal's operations for the year ended June 30, 1999 and prior to the acquisition for the six months ended December 31, 1999 is not reported separately because it is not considered to be material.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable are net of an allowance for doubtful accounts of $534 and $334 at December 31, 1999 and June 30, 1999, respectively.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The principal components of accounts payable and accrued liabilities were as follows:

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          1999
                                                              ------------    --------
Accounts payable............................................     $6,519        $3,054
Accrued compensation........................................      2,609         2,368
Accrued liabilities.........................................        842           907
                                                                 ------        ------
                                                                 $9,970        $6,329
                                                                 ======        ======

5.   LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share (all amounts in thousands, except loss per share information):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Net loss (A)........................................     (164)      (643)      (850)    (1,502)
                                                      -------    -------    -------    -------
Weighted average number of common shares (B)........   20,025      3,859     16,859      3,859
Pro forma adjustment for redeemable convertible
  preferred shares..................................       --     10,764      2,343     10,764
                                                      -------    -------    -------    -------
Pro forma basic and diluted weighted average shares
  (D)...............................................   20,025     14,623     19,202     14,623
                                                      =======    =======    =======    =======
Loss per share:
  Basic and diluted (A/B)...........................  $ (0.01)   $ (0.17)   $ (0.05)   $ (0.39)
                                                      =======    =======    =======    =======
  Pro forma basic and diluted (A/D).................  $ (0.01)   $ (0.04)   $ (0.04)   $ (0.10)
                                                      =======    =======    =======    =======

     Pro forma earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding since July 1, 1998.

                              PIVOTAL CORPORATION

         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

6.   SEGMENTED INFORMATION

     The Company operates in one business segment; the development, marketing, supporting and implementation of our electronic business relationship management solutions.

     The Company licenses and markets its products internationally. The following table presents a summary of revenues by geographical region.

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          DECEMBER 31,           DECEMBER 31,
                                                       -------------------    ------------------
                                                         1999       1998       1999       1998
                                                       --------    -------    -------    -------
United States........................................  $ 7,028     $4,343     $12,788    $ 7,769
Canada...............................................    1,434        185       2,215        459
International........................................    3,080      1,185       5,214      2,053
                                                       -------     ------     -------    -------
                                                       $11,542     $5,713     $20,217    $10,281
                                                       =======     ======     =======    =======

     The Company attributes revenue among the geographical areas based on the location of the customers involved.

     During the three months ended December 31, 1999 and 1998, no single customer accounted for 10% or more of total revenue. During the six months ended December 31, 1999 and 1998, no single customer accounted for 10% or more of total revenue.

                                PART 1 -- ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Investors should read the following in conjunction with the unaudited consolidated financial statements and notes thereto included in Part 1 -- Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form F-1 dated August 4, 1999.

FORWARD LOOKING STATEMENTS

     Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

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

OVERVIEW

     Pivotal Corporation is a leading provider of electronic business relationship management (eBRM) Internet solutions. Our electronic marketing, sales, commerce and service solutions enable an organization to increase revenues by allowing customers, business partners and employees to interact and collaborate over the Internet, resulting in personalized, one-to-one relationships. Our scalable, standards-based architecture, which is available as a hosted or licensed solution, is designed to meet the needs of business-to-business organizations. Our customers range from emerging companies in the new digital economy to traditional businesses that are seeking to integrate the opportunities presented by the Internet into their business model.

     We have been recognized for our performance and industry leading technology which has led to numerous awards, such as, Microsoft's 1999 Industry Solution Awards for "Best Integrated Customer Relationship Management" and "Best Internet Solution for Customer Self Service". We were also included in the "Top 100 Technology Companies" named in Upside Magazine's Hot 100 Companies, and named "IT innovators" for 1999 by Information Week Magazine.

     Our worldwide customer base comprises more than 700 organizations and 100,000 users in traditional commercial and public market sectors and the new digital economy and include companies such as KPMG, CornerDrugstore.com, Ericsson, Medpool.com, HarperCollins Publishing, Deutsche Bank, Trader.com, Southern Company, Lucent Technologies, NEC, Deloitte & Touche, Principal Financial Group and Red Cross Australia.

     On October 12, 1999, we announced PivotalHost, an Internet hosting program for our technology. PivotalHost is a program whereby we will provide customers access to our applications on a monthly subscription basis over the Internet through an application service provider. On October 26, 1999, Microsoft Corporation and Cisco Systems Inc. also announced their plans to develop a hosting program which, through an alliance of application service providers, will provide customers with access to a variety of different applications which will address a company's entire business needs. Microsoft and Cisco announced that we were their initial choice of vendors to provide the electronic business relationship management solution portion of this program.

     The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, Pivotal Corporation, its wholly owned subsidiary incorporated in Washington, Pivotal Corporation Limited, its wholly owned subsidiary incorporated in the United Kingdom, and Transitif S.A., its wholly owned subsidiary incorporated in France, collectively.

     Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship Intrahub, Pivotal eRelationship CustomerHub, Pivotal eRelationship PartnerHub, PivotalHost and Pivotal B2B Syndicate are trademarks and/or registered trademarks of Pivotal Corporation. All other trademarks or service marks appearing in this report are trademarks or service marks of the companies that use them.

PIVOTAL'S RESULTS OF OPERATIONS

     The following table presents selected financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

                                                              THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                              ------------    ------------
                                                              1999    1998    1999    1998
                                                              ----    ----    ----    ----
CONSOLIDATED STATEMENT OF OPERATIONS
  REVENUES:
     License................................................   70%     76%     70%     74%
     Services and maintenance...............................   30%     24%     30%     26%
                                                              ----    ----    ----    ----
       Total revenues.......................................  100%    100%    100%    100%
                                                              ----    ----    ----    ----
  COST OF REVENUES:
     License................................................    3%      2%      3%      2%
     Services and maintenance...............................   16%     10%     16%     11%
                                                              ----    ----    ----    ----
       Total revenues.......................................   19%     12%     19%     13%
                                                              ----    ----    ----    ----
  Gross profit..............................................   81%     88%     81%     87%
                                                              ----    ----    ----    ----
  OPERATING EXPENSES:
     Sales and marketing....................................   60%     69%     63%     72%
     Research and development...............................   19%     20%     18%     19%
     General and administrative.............................    8%      9%      8%     10%
     Amortization of goodwill...............................    0%      0%      0%      0%
                                                              ----    ----    ----    ----
       Total operating expenses.............................   87%     98%     89%    101%
                                                              ----    ----    ----    ----
  Loss from operations......................................   (6%)   (10%)    (8%)   (14%)
  Interest and other income.................................    6%      0%      5%      1%
                                                              ----    ----    ----    ----
  Loss before income taxes..................................    0%    (10%)    (3%)   (13%)
  Income tax provision......................................   (1%)    (1%)    (1%)    (1%)
                                                              ----    ----    ----    ----
  Net Loss..................................................   (1%)   (11%)    (4%)   (14%)
                                                              ====    ====    ====    ====

REVENUES

     Total revenues increased 102% to $11.5 million from $5.7 million for the quarters ended December 31, 1999 and 1998, respectively. Total revenues for the six month period ended December 31, 1999 were $20.2 million compared with $10.3 million for the six month period ended December 31, 1998 representing an increase of 97%.

LICENSES

     Revenues from licenses increased 86% to $8.0 million from $4.3 million for the quarters ended December 31, 1999 and 1998, respectively. Revenues from licenses increased 86% to $14.1 million from $7.6 million for the six months ended December 31, 1999 and 1998, respectively.

     We believe that the availability of our Pivotal eRelationship product has contributed to significant increases in revenue from licenses, as this has extended the overall functionality of our products by permitting organizations to collaborate more effectively with customers and partners over the Internet.

     We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition", which we adopted effective for the year ended June 30, 1998. We derive our revenues from the sale of Internet products and services. We recognize product license revenues on delivery of our products if:

     -  persuasive evidence of an arrangement exists,

     -  the fee is fixed and determinable,

     - we can objectively allocate the total fee among all elements of the arrangement, and

     -  the collection of the license fee is probable.

     Under certain license arrangements, with either a fixed or indefinite term, our customers agree to pay for the license with periodic payment extending beyond one year. We recognize revenues from these arrangements as the periodic payments become due, provided all other conditions for revenue recognition are met.

     We enter into reseller and sub-licensing arrangements that provide a fee payable to us based on a percentage of list price. We recognize revenue only on the fees payable to us, net of any amount payable to the reseller by the customer.

     Revenues from licenses represented 70% and 76% of total revenues for the quarters ended December 31, 1999 and 1998, respectively. During the six months ended December 31, 1999 and 1998, respectively, revenues from licenses represented 70% and 74% of total revenues. Revenues from licenses have decreased as a percentage of total revenues due to the increase in our revenues from services and maintenance.

     No single customer accounted for 10% of our revenues for the quarters ended December 31, 1999 and 1998 or for the six months ended December 31, 1999 and 1998. North American license revenues accounted for 73% and 79% of total license revenues in the quarters ended December 31, 1999 and 1998, respectively. During the six months ended December 31, 1999 and 1998, respectively, North American license revenues accounted for 74% and 80% of total license revenues.

SERVICES AND MAINTENANCE

     Revenues from services and maintenance increased 153% to $3.5 million from $1.4 million for the quarters ended December 31, 1999 and 1998, respectively. This resulted from an increase of $1.0 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the product and to technical support and maintenance services, and an increase of $1.1 million in revenues from implementation, education and consulting service engagements.

     During the six months ended December 31, 1999 and 1998, respectively, revenues from services and maintenance increased 127% to $6.1 million from $2.7 million. This resulted from an increase of $1.9 million in revenues from technical support and maintenance contracts and an increase of $1.5 million in revenues from implementation, education and consulting service engagements.

     We typically sell first-year maintenance with the related software license. Revenue related to maintenance is recognized over the term of the maintenance contract, typically 12 months. In addition to increasing our customer base, revenues relating to technical support and maintenance also have increased due to the renewal of technical support and maintenance contracts upon expiration of the first year maintenance arrangement.

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

     Revenues from services and maintenance represented 30% and 24% of total revenues for the quarters ended December 31, 1999 and 1998, respectively, and 30% and 26% for the six months ended December 31, 1999 and 1998, respectively. We believe that revenues from services and maintenance may continue to increase as a percentage of total revenues, due to the increase in the number of technical support and maintenance contracts as our customer base grows. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on members of the Pivotal Alliance to provide the great majority of implementation and customization services to our customers, rather than providing those services directly.

COST OF REVENUES

     Total cost of revenues increased 224% to $2.2 million from $686,000 for the quarters ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998, respectively, total cost of revenues increased 193% to $3.9 million from $1.3 million.

LICENSES

     Cost of revenues from licenses consists of costs relating to the manufacturing, packaging and distribution of products and related documentation, and fees paid for incorporation of third-party software products.

     Cost of revenues from licenses increased to $410,000 from $97,000 for the quarters ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998, respectively, cost of revenues from licenses increased to $694,000 from $170,000. The increases are due primarily to increased costs for third-party technology integrated with our products. Cost of revenues from licenses as a percentage of revenues from licenses was 5% and 2% for the quarters ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998 respectively, cost of revenues from licenses as a percentage of revenues from licenses was 5% and 2%. We expect that cost of licenses as a percentage of revenue from licenses will increase because we expect to integrate additional software applications licensed from third parties into our products.

SERVICES AND MAINTENANCE

     Cost of revenues from services and maintenance consists of personnel and other expenses relating to the cost of providing customer support, education and professional services. Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education, implementation and consulting services. Support and maintenance services principally involve the delivery of software upgrades which the customers download and install themselves. Education, implementation and customization services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

     Cost of revenues from services and maintenance increased 208% to $1.8 million from $589,000 for the quarters ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998, respectively, cost of revenues from services and maintenance increased 176% to $3.2 million from $1.2 million. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 52% and 42% for the quarters ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998, respectively, cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 52% and 43%.

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

     Sales and marketing expenses increased 76% to $6.9 million from $3.9 million for the quarters ended December 31, 1999 and 1998, respectively. Sales and marketing expenses decreased as a percentage of total revenues to 60% from 69% for the same periods. For the six months ended December 31, 1999 and 1998, respectively, sales and marketing expenses increased 70% to $12.6 million from $7.4 million. Sales and marketing expenses decreased as a percentage of total revenues to 63% from 72% for the same periods. This decrease resulted from the improved productivity of our sales and marketing personnel and programs. We expect that sales and marketing expenses will continue to increase as we continue to expand our North American and international sales and marketing efforts.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts.

     Research and development expenses increased 82% to $2.1 million from $1.2 million for the quarters ended December 31, 1999 and 1998, respectively. Research and development expenses were 19% and 20% of total revenues for the same periods. For the six months ended December 31, 1999 and 1998, respectively, research and development expenses increased 87% to $3.7 million from $2.0 million. Research and development expenses were 18% and 19% of total revenues for the same periods. We expect to continue to significantly increase research and development expenditures with a particular emphasis on Internet-related development projects.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

     General and administrative expenses increased 89% to $968,000 from $512,000 for the quarters ended December 31, 1999 and 1998, respectively. General and administrative expenses decreased as a percentage of total revenues to 8% from 9% for the same periods. For the six months ended December 31, 1999 and 1998, respectively, general and administrative expenses increased 59% to $1.7 million from $1.1 million. General and administrative expenses decreased as a percentage of total revenues to 8% from 10% for the same periods. The increase in general and administrative expenses was due to hiring additional personnel, and the implementation of internal financial and administrative systems. We expect general and administrative expenses will increase as we continue to expand the business and begin to increase our administrative capability in international markets.

AMORTIZATION OF GOODWILL

     Amortization of goodwill was $32,000 in the quarter ended December 31, 1999 related to goodwill of approximately $1.2 million arising from the acquisition of Transitif S.A. There was no amortization of goodwill in the quarter ended December 31, 1998 or six months ended December 31, 1998.

SHARE COMPENSATION

     We recorded deferred compensation expenses of $473,000 during the year ended June 30, 1999 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of our common shares. We are amortizing this amount over the four-year period in which the options vest, and we will allocate the expense among operating expense categories based on the primary activity of the employee that holds the option. We recognized $60,000 in compensation expense in the quarter ended December 31, 1999 and $111,000 in the six months ended December 31, 1999. We currently expect to recognize $216,000, $113,000, $59,000 and $28,000 in the years ending June 30, 2000, 2001, 2002 and 2003, respectively.

INTEREST AND OTHER INCOME

     Interest and other income consists of earnings on cash and cash equivalents net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income increased to $685,000 from $1,000 for the quarters ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998, respectively, interest and other income increased to $1.0 million from $108,000. These increases are primarily due to interest earned from short-term investments of cash and cash equivalents generated by our initial public offering. The other components of interest and other income were minor for the periods presented.

INCOME TAXES

     The provision for income taxes was $126,000 and $60,000 for the quarters ended December 31, 1999 and 1998, respectively. For the six months ended December 31, 1999 and 1998, respectively, the provision for income taxes was $201,000 and $120,000. These income taxes were attributable to our operations in the United States, the United Kingdom and France. As a result of net operating losses and the availability of loss carry forwards in Canada, we have not incurred significant Canadian income taxes.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents our unaudited quarterly results of operations both in absolute dollars and on percentage of revenue basis for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, included all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our consolidated financial statements.

                                                                          THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                     MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,
                                       1998        1998        1998        1998        1999        1999        1999        1999
                                     --------    --------    --------    --------    --------    --------    --------    --------
REVENUES:
  Licenses.........................   $3,033      $4,103      $3,276      $4,323      $5,006      $6,214      $6,097      $8,026
  Services and maintenance.........      897       1,025       1,292       1,390       1,717       2,109       2,578       3,516
                                      ------      ------      ------      ------      ------      ------      ------      ------
    Total revenues.................    3,930       5,128       4,568       5,713       6,723       8,323       8,675      11,542
                                      ------      ------      ------      ------      ------      ------      ------      ------
COST OF REVENUES:
  Licenses.........................      109         128          73          97         268          98         284         410
  Services and maintenance.........      361         442         562         589         822       1,105       1,368       1,813
                                      ------      ------      ------      ------      ------      ------      ------      ------
    Total cost of revenues.........      470         570         635         686       1,090       1,203       1,652       2,223
                                      ------      ------      ------      ------      ------      ------      ------      ------
Gross profit.......................    3,460       4,558       3,933       5,027       5,633       7,120       7,023       9,319
                                      ------      ------      ------      ------      ------      ------      ------      ------
OPERATING EXPENSES:
  Sales and marketing..............    2,428       3,122       3,488       3,933       4,404       5,005       5,715       6,917
  Research and development.........      517         635         808       1,166       1,184       1,800       1,569       2,125
  General and administrative.......      432         445         543         512         566         845         707         968
  Amortization of goodwill.........       --          --          --          --          --          --          --          32
                                      ------      ------      ------      ------      ------      ------      ------      ------
    Total operating expenses.......    3,377       4,202       4,839       5,611       6,154       7,650       7,991      10,042
                                      ------      ------      ------      ------      ------      ------      ------      ------
Income (loss) from operations......       83         356        (906)       (584)       (521)       (530)       (968)       (723)
Interest and other income (loss)...       40          17         107           1         (63)        (69)        357         685
                                      ------      ------      ------      ------      ------      ------      ------      ------
Income (loss) before taxes.........      123         373        (799)       (583)       (584)       (599)       (611)        (38)
Income taxes.......................        1           1          60          60          63          60          75         126
                                      ------      ------      ------      ------      ------      ------      ------      ------
Net income (loss)..................   $  122      $  372      $ (859)     $ (643)     $ (647)     $ (659)     $ (686)     $ (164)
                                      ======      ======      ======      ======      ======      ======      ======      ======

                                                                          THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                     MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,
                                       1998        1998        1998        1998        1999        1999        1999        1999
                                     --------    --------    --------    --------    --------    --------    --------    --------
REVENUES:
  Licenses.........................     77%         80%         72%         76%         74%         75%         70%         70%
  Services and maintenance.........     23%         20%         28%         24%         26%         25%         30%         30%
                                       ----        ----        ----        ----        ----        ----        ----        ----
    Total revenues.................    100%        100%        100%        100%        100%        100%        100%        100%
                                       ----        ----        ----        ----        ----        ----        ----        ----
COST OF REVENUES:
  Licenses.........................      3%          2%          2%          2%          4%          1%          3%          3%
  Services and maintenance.........      9%          9%         12%         10%         12%         13%         16%         16%
                                       ----        ----        ----        ----        ----        ----        ----        ----
    Total cost of revenues.........     12%         11%         14%         12%         16%         14%         19%         19%
                                       ----        ----        ----        ----        ----        ----        ----        ----
Gross profit.......................     88%         89%         86%         88%         84%         86%         81%         81%
                                       ----        ----        ----        ----        ----        ----        ----        ----
OPERATING EXPENSES:
  Sales and marketing..............     62%         61%         76%         69%         66%         60%         66%         60%
  Research and development.........     13%         12%         18%         20%         17%         22%         18%         19%
  General and administrative.......     11%          9%         12%          9%          8%         10%          8%          8%
  Amortization of goodwill.........      --          --          --          --          --          --          --          --
                                       ----        ----        ----        ----        ----        ----        ----        ----
    Total operating expenses.......     86%         82%        106%         98%         91%         92%         92%         87%
                                       ----        ----        ----        ----        ----        ----        ----        ----
Income (loss) from operations......      2%          7%        (20%)       (10%)        (7%)        (6%)       (11%)        (6%)
Interest and other income (loss)...      1%          --          2%          --         (1%)        (1%)         4%          6%
                                       ----        ----        ----        ----        ----        ----        ----        ----
Income (loss) before taxes.........      3%          7%        (18%)       (10%)        (8%)        (7%)        (7%)         0%
Income taxes.......................      --          --          1%          1%          1%          1%          1%          1%
                                       ----        ----        ----        ----        ----        ----        ----        ----
Net income (loss)..................      3%          7%        (19%)       (11%)        (9%)        (8%)        (8%)        (1%)
                                       ====        ====        ====        ====        ====        ====        ====        ====

     We have typically experienced an increase in revenues during our fourth fiscal quarter ended June 30, which we believe is primarily related to sales compensation policies and annual objectives. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European revenues in the quarter ending September 30, and our revenues for the quarters ended September 30 have been lower than revenues for the previous quarter ended June 30.

     Over the past four quarters, we have incurred operating losses as we increased the level of investment in all facets of our business.

     Our quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. As a result of our limited operating history, we cannot forecast operating expenses based on historical results. Accordingly, we base our anticipated level of expense in part on future revenue projections. Most of our expenses are fixed and in the short term we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly revenues accurately is limited given our limited operating history, length of the sales cycle of our solutions and other uncertainties in our business. If revenues in a particular quarter do not meet projections, our net losses in a given quarter would be greater than expected. As a result, we believe that our quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had $50.7 million in cash and cash equivalents and $46.6 million in working capital. During the quarter ended September 30, 1999, we successfully concluded our initial public offering, generating $43.1 million net of expenses and brokers' commissions.

     Our cash and cash equivalents increased to $50.7 million as of December 31, 1999 from $9.3 million as of June 30, 1999. Our working capital increased to $46.6 million at December 31, 1999 from $7.3 million at June 30, 1999. This increase was primarily attributable to the issuance of common shares from our initial public offering and increases in accounts payable and deferred revenue partially offset by increases in accounts receivable and prepaid expenses, the acquisition of Transitif S.A. and the purchase of property and equipment.

     We generated positive cash from operating activities for the six months ended December 31, 1999 and 1998, respectively, of $1.5 million and $1.3 million as a result of obtaining improved payment terms from our principal suppliers and up front payments for maintenance support from our customers. Although we generated cash from operating activities for the six months ended December 31, 1999, we do not expect to generate cash from operations for the year ending June 30, 2000.

     Capital expenditures made during the six months ended December 31, 1999 and 1998, respectively, totaled $2.7 million and $648,000, and related primarily to the acquisition of computer software and equipment as well as furniture and fixtures as a result of our growing employee base. During the quarter ended December 31, 1999 we acquired Transitif S.A., a French distributor of electronic business relationship management solutions and paid $654,000 cash relating to this acquisition.

     Net cash provided by financing activities for the six months ended December 31, 1999 and 1998, was $43.2 million and $3,000, respectively. Net cash provided by financing activities resulted from sales of equity securities. In addition to the $43.1 million raised from our initial public offering, we received $83,000 on exercise of stock options during the six months ended December 31, 1999.

     We have credit facilities with a Canadian chartered bank, which include an operating facility of US$10.0 million bearing interest at the bank's US prime rate and a term loan facility of US$5.0 million bearing interest at the bank's US prime rate to be used for various capital expenditures. The credit facilities are secured by all of our assets, including our inventory, equipment and accounts receivable and the shares of our subsidiaries. At December 31, 1999, no amounts were outstanding under the operating facility or the term loan facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the Standard for the financial years beginning after June 15, 2000. We expect to adopt the new Statement effective January 1, 2001. The impact on our financial statements is not expected to be material.

YEAR 2000 ISSUES

     Even though the date is now past January 1, 2000 and we have not experienced any immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may not process the Year 2000 as a leap year and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

PART 1 -- ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to foreign currency fluctuations through our operations in Canada, the United Kingdom and France. Substantially all of our revenues and corresponding receivables are in United States dollars. However, a majority of our research and development expenses, customer support costs and administrative expenses are in Canadian dollars. As part of our hedging policy implemented during the quarter ended March 31, 1999, we identify our future Canadian currency requirements related to payroll costs, capital expenditures and operating lease commitments, and purchase forward exchange contracts to cover our currency needs at the beginning of an operational period, generally one or two quarters. We do not enter into forward exchange contracts or any derivative financial instruments for trading purposes.

     Under our current hedging policy, we identify our forward contracts related to operating lease commitments and commitments for capital expenditures as hedges of firm, identifiable Canadian currency commitments. We recognize the gains and losses on these contracts when the related lease commitment is paid or the capital expenditure is made. We recognize gains and losses on other contracts in earnings in the current period. As of December 31, 1999, we had outstanding forward exchange contracts to purchase Canadian dollars totaling US$8.2 million or Cdn.$12.0 million, all of which mature prior to June 30, 2000.

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

PART 2 -- ITEM 1

LEGAL PROCEEDINGS

     We are not currently party to any material pending legal proceedings.

PART 2 -- ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

     On August 4, Pivotal's registration statement on Form F-1, Registration No. 333-82871, became effective. The offering date was August 5, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Bear, Stearns & Co. Inc. and Dain Rauscher Wessels. The offering consisted of 3,975,000 common shares of Pivotal, which includes 475,000 common shares offered pursuant to the subsequent exercise of the underwriter's over allotment option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to Pivotal, after accounting for $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million. Pivotal generated interest income of approximately $685,000 and $365,000 during the three months ended December 31, 1999 and September 30, 1999, respectively.

     The net proceeds of $43.1 million have been invested in investment-grade, interest bearing, short-term instruments. Except for the payment of offering expenses, none of the net proceeds were used during the six months ended December 31, 1999.

     None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly to directors, officers or general partners of Pivotal or their associates, persons owning 10% or more of any class of securities or affiliates of Pivotal.

SALES OF UNREGISTERED SECURITIES

     During the three months ended December 31, 1999 and the six months ended December 31, 1999, respectively, we sold 10,000 and 72,000 common shares pursuant to the exercise of stock options issued under our Incentive Stock Option Plan for aggregate proceeds of $17,000 and $83,000. The options, and shares issued upon exercise of the options, were issued pursuant to the exemption from registration provided by Rule 701 under the Securities Act of 1933.

PART 2 -- ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Share Purchase Agreement by and between Pivotal Corporation and Pierre Marcel, Marc Bahda, Bernard Wach and other shareholders of Transitif S.A., dated December 3, 1999
          (incorporated by reference from Exhibit 2.1 of the Registrant's report on Form 8-K dated January 25, 2000).
    27.1  Financial Data Schedule
    99.1  Private Securities Litigation Reform Act of 1995 Safe Harbor
          Compliance Statements Forwarding Looking Statements

(b) Reports on Form 8-K

     On January 25, 2000, we filed a report on Form 8-K regarding the acquisition of French-based Transitif S.A.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2000

                                          PIVOTAL CORPORATION

                                          /s/ NORMAN B. FRANCIS
                                          --------------------------------------
                                          Norman B. Francis
                                          President, Chief Executive Officer and
                                          Director

                                          /s/ VINCENT D. MIFSUD
                                          --------------------------------------
                                          Vincent D. Mifsud
                                          Chief Financial Officer and
                                          Vice President, Operations