Form 10-Q
period 2000-03-31
PIVOTAL CORP
filed 2000-05-08
CIK 1086329

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

  300 -- 224 WEST ESPLANADE, NORTH VANCOUVER, BRITISH COLUMBIA, V7M 3M6 CANADA
                    (Address of principal executive offices)

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

                        Yes [X]                      No [ ]

            COMMON SHARES OUTSTANDING AT APRIL 20, 2000: 20,262,468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PIVOTAL CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
COMPANY OVERVIEW..............................................................    1
PART 1     FINANCIAL INFORMATION
          ITEM 1  Consolidated Financial Statements...........................    2
                  Consolidated Balance Sheets as of March 31, 2000 and June
                  30, 1999....................................................    2
                  Consolidated Statements of Operations for the Three and Nine
                  Months Ended March 31, 2000 and 1999........................    3
                  Consolidated Statements of Shareholders' Equity (Deficit)
                  for the Nine Months Ended March 31, 2000....................    4
                  Consolidated Statements of Cash flows for the Nine Months
                  Ended March 31, 2000 and 1999...............................    5
                  Notes to the Consolidated Financial Statements..............    6
          ITEM 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................    9
          ITEM 3  Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   18
PART 2     OTHER INFORMATION
          ITEM 1  Legal Proceedings...........................................   20
          ITEM 2  Changes in Securities and Use of Proceeds...................   20
          ITEM 5  Other Information...........................................   20
          ITEM 6  Exhibits and Reports on Form 8-K............................   20
                  Signatures..................................................   21

                                COMPANY OVERVIEW

     Pivotal Corporation is a leading provider of Microsoft-based Internet software and service solutions for electronic business relationship management
(eBRM). Pivotal eRelationship 2000 provides electronic marketing, sales, commerce and service solutions that enable organizations to increase revenues and improve customer service. Our solutions allow customers, business partners and employees to interact and collaborate over the Internet.

     With Pivotal eRelationship 2000 the Internet becomes an important channel to conduct sales, marketing and customer service, resulting in personalized, one-to-one relationships. Our scalable, Internet and Microsoft standards-based architecture, which is available as a hosted or licensed solution, is designed to meet the needs of business-to-business organizations. Our customers range from emerging companies in the new digital economy to traditional businesses that are seeking to integrate the opportunities presented by the Internet into their business models.

     In the quarter ended March 31, 2000, we received top honors from both Upside Magazine and Industry Solution Marketing (ISM), a leading industry analyst firm. Upside Magazine rated us as an "E-business Winner" in its analysis of the most promising electronic business companies. ISM also named us to its "Top 15 Software Selections for 2000" based on an extensive product review process.

     Our worldwide customer base comprises more than 810 organizations and 225,000 users in traditional, digital economy, commercial and public market sectors and includes companies such as Goldman Sachs, Nissan Motor (Denmark), Software Spectrum, Heller Financial, Telco Online, Fairmont Hotels and Resorts, Uniglobe Travel, Pharmasmarket.com, Little Tikes Company, iSalvex.com, HotData, InterCon Security Limited, USFilter, Global Marine Systems, CJ Dream Soft, INMAR Technology Solutions, KPMG, CornerDrugstore.com, Ericsson, Medpool.com, HarperCollins Publishing, Deutsche Bank, Trader.com, Southern Company, Lucent Technologies, NEC, Deloitte & Touche, Principal Financial Group and Red Cross Australia.

     In the quarter ended March 31, 2000, we accomplished several critical advancements in our strategy for international expansion and electronic business leadership. We released Pivotal eRelationship 2000, a highly customizable electronic business computing platform. Pivotal eRelationship 2000 is the first and only electronic business relationship management (eBRM) solution to exploit new features of the Microsoft Windows 2000 operating system to deliver greater scalability, reliability and performance. Bill Gates selected Pivotal eRelationship 2000 for the Microsoft Windows 2000 international product launch keynote demonstration. We also continued our international expansion by opening offices in the United Kingdom, the Republic of Ireland, Japan and Australia.

     In April 2000, we signed an agreement to purchase all of the outstanding shares of Exactium Ltd., a corporation which provides electronic selling solutions optimized for Internet and Microsoft standards. Closing of the acquisition is subject to satisfaction or waiver of a number of conditions as described in the purchase agreement. The total purchase price is $48 million, consisting of $11.3 million in cash and $36.7 million in our common shares. We will account for the acquisition as a purchase.

     The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, Pivotal Corporation, its wholly-owned subsidiary incorporated in Washington, Pivotal Corporation Limited, its wholly-owned subsidiary incorporated in the United Kingdom, and Transitif S.A., its wholly-owned subsidiary incorporated in France, collectively.

     Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship 2000, Pivotal eRelationship 2000 Intrahub, Pivotal eRelationship 2000 CustomerHub, Pivotal eRelationship 2000 PartnerHub, Pivotal ePower and PivotalHost are trademarks and/or registered trademarks of Pivotal Corporation.

              PART 1 -- ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                              PIVOTAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)

                                                               MARCH 31,     JUNE 30,
                                                                 2000          1999
                                                              -----------    --------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 5,818      $ 9,338
  Short term investments....................................     42,882           --
  Accounts receivable.......................................     15,061        8,304
  Prepaid expenses..........................................      3,304        1,029
                                                                -------      -------
     Total current assets...................................     67,065       18,671
Property and equipment, net.................................      5,447        3,051
Other assets................................................      1,415           --
                                                                -------      -------
          Total assets......................................    $73,927      $21,722
                                                                =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................    $12,095      $ 6,329
  Deferred revenue..........................................      7,678        5,085
                                                                -------      -------
     Total current liabilities..............................     19,773       11,414
                                                                -------      -------
Redeemable convertible preferred shares, authorized, issued
  and outstanding shares -- none at March 31, 2000 and 9,946
  at June 30, 1999..........................................         --       17,500
                                                                -------      -------
Shareholders' equity (deficit):
  Preferred shares, undesignated, no par value; authorized
     shares -- 20,000 at March 31, 2000 and June 30, 1999,
     no shares issued and outstanding.......................         --           --
  Class A convertible preferred shares, no par value;
     authorized, issued and outstanding shares -- none at
     March 31, 2000 and none at June 30, 1999...............         --           83
  Common shares, no par value; authorized shares -- 200,000
     at March 31, 2000 and June 30, 1999; issued and
     outstanding shares -- 20,239 and 3,454 at March 31,
     2000 and June 30, 1999, respectively...................     62,455          563
  Class B common shares, Cdn$0.03 per share par value;
     authorized shares -- none at March 31, 2000 and 600 at
     June 30, 1999; issued and outstanding shares -- none
     and 477 at March 31, 2000 and June 30, 1999,
     respectively...........................................         --            4
  Deferred share-based compensation.........................       (249)        (416)
  Accumulated deficit.......................................     (8,052)      (7,426)
                                                                -------      -------
Total shareholders' equity (deficit)........................     54,154       (7,192)
                                                                -------      -------
Total liabilities and shareholders' equity (deficit)........    $73,927      $21,722
                                                                =======      =======

                See notes to consolidated financial statements.

                              PIVOTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

 (EXPRESSED IN UNITED STATES DOLLARS, ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                     DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            MARCH 31,             MARCH 31,
                                                       -------------------    ------------------
                                                         2000       1999       2000       1999
                                                       --------    -------    -------    -------
REVENUES:
  Licenses...........................................  $10,125     $5,006     $24,248    $12,605
  Services and maintenance...........................    4,412      1,717      10,506      4,399
                                                       -------     ------     -------    -------
     Total revenues..................................   14,537      6,723      34,754     17,004
                                                       -------     ------     -------    -------
COST OF REVENUES:
  Licenses...........................................      635        268       1,329        438
  Services and maintenance...........................    2,295        822       5,476      1,973
                                                       -------     ------     -------    -------
     Total cost of revenues..........................    2,930      1,090       6,805      2,411
                                                       -------     ------     -------    -------
Gross profit.........................................   11,607      5,633      27,949     14,593
                                                       -------     ------     -------    -------
OPERATING EXPENSES:
  Sales and marketing................................    8,214      4,404      20,846     11,825
  Research and development...........................    2,409      1,184       6,103      3,158
  General and administrative.........................    1,197        566       2,872      1,621
  Amortization of goodwill...........................       97         --         129         --
                                                       -------     ------     -------    -------
     Total operating expenses........................   11,917      6,154      29,950     16,604
                                                       -------     ------     -------    -------
Loss from operations.................................     (310)      (521)     (2,001)    (2,011)
Interest and other income (loss).....................      673        (63)      1,715         45
                                                       -------     ------     -------    -------
Income (loss) before income taxes....................      363       (584)       (286)    (1,966)
Income taxes.........................................      139         63         340        183
                                                       -------     ------     -------    -------
Net income (loss)....................................  $   224     $ (647)    $  (626)   $(2,149)
                                                       =======     ======     =======    =======
EARNINGS (LOSS) PER SHARE:
  Basic..............................................  $  0.01     $(0.17)    $ (0.03)   $ (0.55)
  Diluted............................................  $  0.01     $(0.17)    $ (0.03)   $ (0.55)
  Pro-forma basic and diluted........................              $(0.04)    $ (0.03)   $ (0.14)

WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE
  EARNINGS (LOSS) PER SHARE:
  Basic..............................................   20,134      3,888      17,951      3,875
  Diluted............................................   21,470      3,888      17,951      3,875
  Pro-forma basic and diluted........................              15,725      19,513     14,996

                See notes to consolidated financial statements.

                              PIVOTAL CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                              CLASS A
                            CONVERTIBLE                             CLASS B
                         PREFERRED SHARES     COMMON SHARES      COMMON SHARES      DEFERRED
                         -----------------   ----------------   ---------------   SHARE-BASED                TOTAL SHAREHOLDERS'
                         SHARES    AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT   COMPENSATION   (DEFICIT)    EQUITY (DEFICIT)
                         -------   -------   ------   -------   ------   ------   ------------   ---------   -------------------
Balance June 30,
  1999.................   2,000     $ 83      3,454   $   563     477     $ 4        $(416)       $(7,426)         $(7,192)
Conversion of class B
  common to common
  shares...............                         477         4    (477)     (4)                                          --
Conversion of class A
  preferred into common
  shares...............  (2,000)     (83)     2,000        83                                                           --
Conversion of
  redeemable
  convertible preferred
  shares into common
  shares...............                      10,052    17,501                                                       17,501
Issuance of common
  shares on exercise of
  stock options........                          62        66                                                           66
Issuance of common
  shares on initial
  public offering, net
  of offering costs....                       3,975    43,101                                                       43,101
Amortization of share-
  based compensation...                                                                 51                              51
Net loss...............                                                                              (686)            (686)
                         ------     ----     ------   -------    ----     ---        -----        -------          -------
Balance September 30,
  1999.................      --       --     20,020    61,318      --      --         (365)        (8,112)          52,841
Issuance of common
  shares on exercise of
  stock options........                          10        17                                                           17
Amortization of share
  based compensation...                                                                 60                              60
Net loss...............                                                                              (164)            (164)
                         ------     ----     ------   -------    ----     ---        -----        -------          -------
Balance December 31,
  1999.................      --       --     20,030    61,335      --      --         (305)        (8,276)          52,754
Issuance of common
  shares on exercise of
  stock options........                         209     1,120                                                        1,120
Amortization of share
  based compensation...                                                                 56                              56
Net income.............                                                                               224              224
                         ------     ----     ------   -------    ----     ---        -----        -------          -------
Balance March 31,
  2000.................      --     $ --     20,239   $62,455      --     $--        $(249)       $(8,052)         $54,154
                         ------     ----     ------   -------    ----     ---        -----        -------          -------

                See notes to consolidated financial statements.

                              PIVOTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         (EXPRESSED IN UNITED SATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period...................................  $   (626)   $(2,149)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     1,595        758
     Non-cash share based compensation expense..............       167         --
  Change in operating assets and liabilities:
     Accounts receivable....................................    (5,950)     1,173
     Prepaid expenses.......................................    (2,027)       102
     Accounts payable and accrued liabilities...............     5,119      2,467
     Deferred revenue.......................................     2,191        (16)
                                                              --------    -------
  Net cash provided by operating activities.................       469      2,335
                                                              --------    -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (3,808)    (1,368)
  Acquisition of Transitif S.A..............................    (1,228)        --
  Purchase of short term investments........................   (42,882)        --
  Other assets..............................................      (375)        --
                                                              --------    -------
  Net cash used in investing activities.....................   (48,293)    (1,368)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares...................    44,304          5
  Proceeds from issuance of preference shares...............        --      8,000
                                                              --------    -------
  Net cash provided by financing activities.................    44,304      8,005
                                                              --------    -------
  Net increase (decrease) in cash and cash equivalents......    (3,520)     8,972
  Cash and cash equivalents, beginning of period............     9,338      1,202
                                                              --------    -------
  Cash and cash equivalents, end of period..................  $  5,818    $10,174
                                                              ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
  Cash paid for income taxes................................  $    429    $   209
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Conversion of preferred shares into common shares.........  $ 17,583         --

                See notes to consolidated financial statements.

                              PIVOTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (EXPRESSED IN UNITED STATES DOLLARS;
                ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared in conformity with United States generally accepted accounting principles ("United States GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended June 30, 1999, included in our prospectus, dated August 4, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering and our interim consolidated financial statements for the three month periods ended September 30, 1999 and December 31, 1999 included in our Forms 10-Q filed with the Securities and Exchange Commission on November 5, 1999 and February 4, 2000, respectively. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

 2. ACCOUNTS RECEIVABLE

     Accounts receivable are net of an allowance for doubtful accounts of $559 and $334 at March 31, 2000 and June 30, 1999, respectively.

 3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The principal components of accounts payable and accrued liabilities were as follows:

                                                              MARCH 31,    JUNE 30,
                                                                2000         1999
                                                              ---------    --------
Accounts payable............................................   $ 7,293      $3,054
Accrued compensation........................................     3,156       2,368
Accrued liabilities.........................................     1,646         907
                                                               -------      ------
                                                               $12,095      $6,329
                                                               =======      ======

                      (EXPRESSED IN UNITED STATES DOLLARS;
                ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

 4. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (all amounts in thousands, except earnings (loss) per share information):

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
Net income (loss)(A)................................      224       (647)      (626)    (2,149)
                                                      -------    -------    -------    -------
Weighted average number of common shares(B).........   20,134      3,888     17,951      3,875
  Effect of dilutive securities:
  Stock options.....................................    1,336
  Redeemable convertible preferred stock............
                                                      -------    -------    -------    -------
Adjusted weighted average shares and assumed
  conversions(C)....................................   21,470      3,888     17,951      3,875
Pro Forma adjustment for redeemable convertible
  preferred shares..................................       --     11,837      1,562     11,121
                                                      -------    -------    -------    -------
Pro Forma basic and diluted weighted average
  shares(D).........................................   21,470     15,725     19,513     14,996
                                                      =======    =======    =======    =======
Earnings (loss) per share:
  Basic(A/B)........................................  $  0.01    $ (0.17)   $ (0.03)   $ (0.55)
  Diluted(A/C)......................................  $  0.01    $ (0.17)   $ (0.03)   $ (0.55)
  Pro forma basic and diluted(A/D)..................             $ (0.04)   $ (0.03)   $ (0.14)

     Pro forma loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding since July 1, 1998.

 5. SEGMENTED INFORMATION

     The Company operates in one business segment; the development, marketing, supporting and implementation of our electronic business relationship management solutions.

     The Company licenses and markets its products internationally. The following table presents a summary of revenues by geographical region.

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            MARCH 31,             MARCH 31,
                                                       -------------------    ------------------
                                                         2000       1999       2000       1999
                                                       --------    -------    -------    -------
United States........................................  $10,758     $5,580     $23,546    $13,349
Canada...............................................    1,308        269       3,523        728
International........................................    2,471        874       7,685      2,927
                                                       -------     ------     -------    -------
                                                       $14,537     $6,723     $34,754    $17,004
                                                       =======     ======     =======    =======

     The Company attributes revenue among the geographical areas based on the location of the customers involved.

     During the three months ended March 31, 2000 and 1999, no single customer accounted for 10% or more of total revenue. During the nine months ended March 31, 2000 and 1999, no single customer accounted for 10% or more of total revenue.

                      (EXPRESSED IN UNITED STATES DOLLARS;
                ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

 6. ACQUISITIONS

ACQUISITION OF TRANSITIF

     Effective December 3, 1999, Pivotal acquired Transitif S.A., a French corporation that distributes electronic business relationship management solutions. Transitif S.A. deploys Pivotal solutions through its network of systems integrators throughout France.

     A summary of the purchase price for the acquisition is as follows (in thousands):

Cash........................................................  $1,108
Direct acquisition costs....................................     120
                                                              ------
                                                              $1,228
                                                              ======

     Additional consideration for the purchase is payable by Pivotal based on the net after-tax earnings of Transitif S.A. and license revenues received by Transitif S.A. from the future sale of licenses for Pivotal products. All earn-out payments will be recorded as additional purchase price when determinable and Pivotal may elect to pay up to fifty percent of the additional purchase price in Pivotal common shares. To date there has been no additional purchase price payable.

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

     The pro forma effect of combining Transitif S.A. with Pivotal's operations for the year ended June 30, 1999 and prior to the acquisition for the nine months ended March 31, 2000 is not reported separately because it is not considered to be material.

PENDING ACQUISITION

     On April 11, 2000, Pivotal entered into an agreement to purchase all of the outstanding shares of Exactium Ltd., a corporation that provides electronic selling solutions optimized for Internet and Microsoft standards. The closing of the acquisition is subject to satisfaction or waivers of all conditions to the obligations of the parties as described in the agreement. We cannot assure you that we will be able to complete the closing of the acquisition.

     A summary of the purchase price for the acquisition is as follows (in millions):

Cash........................................................  $11.3
Common shares of Pivotal Corporation........................   36.7
                                                              -----
                                                              $48.0
                                                              =====

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

FORWARD-LOOKING STATEMENTS

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

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.

OVERVIEW

     Pivotal Corporation is a leading provider of Microsoft-based Internet software and service solutions for electronic business relationship management
(eBRM). Pivotal eRelationship 2000 provides electronic marketing, sales, commerce and service solutions that enable organizations to increase revenues and improve customer service. Our solutions allow customers, business partners and employees to interact and collaborate over the Internet.

     With Pivotal eRelationship 2000 the Internet becomes an important channel to conduct sales, marketing and customer service, resulting in personalized, one-to-one relationships. Our scalable, Internet and Microsoft standards-based architecture, which is available as a hosted or licensed solution, is designed to meet the needs of business-to-business organizations. Our customers range from emerging companies in the new digital economy to traditional businesses that are seeking to integrate the opportunities presented by the Internet into their business models.

     In the quarter ended March 31, 2000, we received top honors from both Upside Magazine and Industry Solution Marketing (ISM), a leading industry analyst firm. Upside Magazine rated us as an "E-business Winner" in its analysis of the most promising electronic business companies. ISM also named us to its "Top 15 Software Selections for 2000" based on an extensive product review process.

     Our worldwide customer base comprises more than 810 organizations and 225,000 users in traditional, digital economy, commercial and public market sectors and includes companies such as Goldman Sachs, Nissan Motor (Denmark), Software Spectrum, Heller Financial, Telco Online, Fairmont Hotels and Resorts, Uniglobe Travel, Pharmasmarket.com, Little Tikes Company, iSalvex.com, HotData, InterCon Security Limited, USFilter, Global Marine Systems, CJ Dream Soft, INMAR Technology Solutions, KPMG, CornerDrugstore.com, Ericsson, Medpool.com, HarperCollins Publishing, Deutsche Bank, Trader.com, Southern Company, Lucent Technologies, NEC, Deloitte & Touche, Principal Financial Group and Red Cross Australia.

     In the quarter ended March 31, 2000, we accomplished several critical advancements in our strategy for international expansion and electronic business leadership. We released Pivotal eRelationship 2000, a highly customizable electronic business computing platform. Pivotal eRelationship 2000 is the first and only electronic business relationship management (eBRM) solution to exploit new features of the Microsoft Windows 2000 operating system to deliver greater scalability, reliability and performance. Bill Gates selected Pivotal eRelationship 2000 for the Microsoft Windows 2000 international product launch keynote demonstration. We also continued our international expansion by opening offices in the United Kingdom, the Republic of Ireland, Japan and Australia.

     In April 2000, we signed an agreement to purchase all of the outstanding shares of Exactium Ltd., a corporation which provides electronic selling solutions optimized for Internet and Microsoft standards. Closing of the acquisition is subject to satisfaction or waiver of a number of conditions as described in the purchase agreement. The total purchase price is $48 million, consisting of $11.3 million in cash and $36.7 million in our common shares. We will account for the acquisition as a purchase.

     The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, Pivotal Corporation, its wholly-owned subsidiary incorporated in Washington, Pivotal Corporation Limited, its wholly-owned subsidiary incorporated in the United Kingdom, and Transitif S.A., its wholly-owned subsidiary incorporated in France, collectively.

     Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship 2000, Pivotal eRelationship 2000 Intrahub, Pivotal eRelationship 2000 CustomerHub, Pivotal eRelationship 2000 PartnerHub, Pivotal ePower and PivotalHost are trademarks and/or registered trademarks of Pivotal Corporation.

PIVOTAL'S RESULTS OF OPERATIONS

     The following table presents selected financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and nine months ended March 31, 2000 and 1999, respectively, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

                                                              THREE MONTHS    NINE MONTHS
                                                                 ENDED           ENDED
                                                               MARCH 31,       MARCH 31,
                                                              ------------    ------------
                                                              2000    1999    2000    1999
                                                              ----    ----    ----    ----
CONSOLIDATED STATEMENT OF OPERATIONS
  REVENUES:
     License................................................   70%     74%     70%     74%
     Services and maintenance...............................   30%     26%     30%     26%
                                                              ----    ----    ----    ----
       Total revenues.......................................  100%    100%    100%    100%
                                                              ----    ----    ----    ----
  COST OF REVENUES:
     License................................................    4%      4%      4%      2%
     Services and maintenance...............................   16%     12%     16%     12%
                                                              ----    ----    ----    ----
       Total cost of revenues...............................   20%     16%     20%     14%
                                                              ----    ----    ----    ----
  Gross margin..............................................   80%     84%     80%     86%
                                                              ----    ----    ----    ----
  OPERATING EXPENSES:
     Sales and marketing....................................   56%     66%     60%     70%
     Research and development...............................   17%     17%     18%     19%
     General and administrative.............................    8%      8%      8%      9%
     Amortization of goodwill...............................    1%      0%      0%      0%
                                                              ----    ----    ----    ----
       Total operating expenses.............................   82%     91%     86%     98%
                                                              ----    ----    ----    ----
  Loss from operations......................................   (2%)    (7%)    (6%)   (12%)
  Interest and other income (loss)..........................    5%     (1%)     5%      0%
                                                              ----    ----    ----    ----
  Income (loss) before income taxes.........................    3%     (8%)    (1%)   (12%)
  Income tax provision......................................    1%      1%      1%      1%
                                                              ----    ----    ----    ----
  Net income (loss).........................................    2%     (9%)    (2%)   (13%)
                                                              ====    ====    ====    ====

REVENUES

     Total revenues increased 116% to $14.5 million from $6.7 million for the quarters ended March 31, 2000 and 1999, respectively. Total revenues for the nine month period ended March 31, 2000 were $34.7 million compared with $17.0 million for the nine month period ended March 31, 1999, representing an increase of 104%.

LICENSES

     Revenues from licenses increased 102% to $10.1 million from $5.0 million for the quarters ended March 31, 2000 and 1999, respectively. Revenues from licenses increased 92% to $24.2 million from $12.6 million for the nine months ended March 31, 2000 and 1999, respectively.

     Our revenues from licenses increased due to sales to new customers and to follow-on sales to existing customers. We believe that the availability of our Pivotal eRelationship 2000 product suite has contributed to the increase in revenue from licenses, as this has extended the overall functionality of our products by permitting organizations to collaborate more effectively with customers and partners over the Internet.

     We derive our revenues from the sale of software and services. We recognize product license revenues on delivery of our products if:

     - persuasive evidence of an arrangement exists,

     - the fee is fixed and determinable,

     - we can objectively allocate the total fee among all elements of the arrangement, and

     - the collection of the license fee is probable.

     Under some license arrangements, with either a fixed or indefinite term, our customers agree to pay for the license with periodic payment extending beyond one year. We recognize revenues from these arrangements as the periodic payments become due, provided all other conditions for revenue recognition are met.

     We enter into reseller and sub-licensing arrangements that provide a fee payable to us based on a percentage of list price. We recognize revenue only on the fees payable to us, net of any amount payable to the reseller by the customer.

     Revenues from licenses represented 70% and 74% of total revenues for the quarters ended March 31, 2000 and 1999, respectively. Revenues from licenses represented 70% and 74% of total revenues for the nine months ended March 31, 2000 and 1999, respectively.

     No single customer accounted for 10% of our revenues for the quarters ended March 31, 2000 and 1999 or for the nine months ended March 31, 2000 and 1999. North American license revenues accounted for 73% and 83% of total license revenues in the quarters ended March 31, 2000 and 1999, respectively. North American license revenues accounted for 74% and 79% of total license revenues for the nine months ended March 31, 2000 and 1999, respectively.

SERVICES AND MAINTENANCE

     Revenues from services and maintenance increased 157% to $4.4 million from $1.7 million for the quarters ended March 31, 2000 and 1999, respectively. This resulted from an increase of $1.2 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the product and to technical support and maintenance services, and an increase of $1.5 million in revenues from implementation, education and consulting service engagements.

     Revenues from services and maintenance increased 138% to $10.5 million from $4.4 million for the nine months ended March 31, 2000 and 1999, respectively. This resulted from an increase of $3.1 million in revenues from technical support and maintenance contracts and an increase of $3.0 million in revenues from implementation, education and consulting service engagements.

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

     We recognize revenues from consulting, education and implementation and customization services as these services are performed. We charge these services primarily on a time-and-materials basis under a separate service arrangement with the customer. Over 95% of the implementation and customization services in connection with installations of our software products are provided by independent companies that are members of the Pivotal Alliance but which contract directly with the customer. We do not recognize revenue from services provided by members of the Pivotal Alliance.

     Our revenues from services and maintenance represented 30% and 26% of total revenues for the quarters ended March 31, 2000 and 1999, respectively, and 30% and 26% for the nine months ended March 31, 2000 and 1999, respectively. We believe that revenues from services and maintenance may continue to increase as a percentage of total revenues, due to the increase in the number of technical support and maintenance contracts as our customer base grows. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on members of the Pivotal Alliance to provide the great majority of implementation and customization services to our customers, rather than providing those services directly.

COST OF REVENUES

     Total cost of revenues increased 169% to $2.9 million from $1.1 million for the quarters ended March 31, 2000 and 1999, respectively. Total cost of revenues increased 182% to $6.8 million from $2.4 million for the nine months ended March 31, 2000 and 1999, respectively.

LICENSES

     Cost of revenues from licenses consists of costs relating to the manufacturing, packaging and distribution of products and related documentation, and fees paid for incorporation of third-party software products.

     Cost of revenues from licenses increased to $635,000 from $268,000 for the quarters ended March 31, 2000 and 1999, respectively. Cost of revenues from licenses increased to $1.3 million from $438,000 for the nine months ended March 31, 2000 and 1999, respectively. The increases are due primarily to increased costs for third-party technology integrated with our products. Cost of revenues from licenses as a percentage of revenues from licenses was 6% and 5% for the quarters ended March 31, 2000 and 1999, respectively. Cost of revenues from licenses as a percentage of revenues from licenses was 5% and 3% for the nine months ended March 31, 2000 and 1999, respectively. We expect that cost of licenses as a percentage of revenue from licenses will increase because we expect to integrate additional software applications licensed from third parties into our products.

SERVICES AND MAINTENANCE

     Cost of revenues from services and maintenance consists of personnel and other expenses relating to the cost of providing customer support, education and professional services. Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education, implementation and consulting services. Support and maintenance services principally involve the delivery of software upgrades, which the customers download and install themselves, and customer support. Education, implementation and customization services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

     Cost of revenues from services and maintenance increased 179% to $2.3 million from $822,000 for the quarters ended March 31, 2000 and 1999, respectively. Cost of revenues from services and maintenance increased 178% to $5.5 million from $2.0 million for the nine months ended March 31, 2000 and 1999, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 52% and 48% for the quarters ended March 31, 2000 and 1999, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 52% and 45% for the nine months ended March 31, 2000 and 1999, respectively.

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

     Sales and marketing expenses increased 87% to $8.2 million from $4.4 million for the quarters ended March 31, 2000 and 1999, respectively. Sales and marketing expenses decreased as a percentage of total revenues to 56% from 66% for the quarters ended March 31, 2000 and 1999, respectively. Sales and marketing expenses increased 76% to $20.9 million from $11.8 million for the nine months ended March 31, 2000 and 1999, respectively. Sales and marketing expenses decreased as a percentage of total revenues to 60% from 70% for the nine months ended March 31, 2000 and 1999, respectively. This decrease resulted from the improved productivity of our sales and marketing personnel and programs. We expect that sales and marketing expenses will continue to increase as we continue to expand our North American and international sales and marketing efforts.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts.

     Research and development expenses increased 103% to $2.4 million from $1.2 million for the quarters ended March 31, 2000 and 1999, respectively. Research and development expenses were 17% of total revenues for the quarters ended March 31, 2000 and 1999, respectively. Research and development expenses increased 93% to $6.1 million from $3.2 million for the nine months ended March 31, 2000 and 1999, respectively. Research and development expenses were 18% and 19% of total revenues for the nine months ended March 31, 2000 and 1999, respectively. We expect to continue to significantly increase research and development expenditures with a particular emphasis on Internet-related development projects.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

     General and administrative expenses increased 111% to $1.2 million from $566,000 for the quarters ended March 31, 2000 and 1999, respectively. General and administrative expenses were 8% of total revenues for the same periods. General and administrative expenses increased 77% to $2.9 million from $1.6 million for the nine months ended March 31, 2000 and 1999, respectively. General and administrative expenses decreased as a percentage of total revenues to 8% from 9% for the nine months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses was due to hiring additional personnel, and the implementation of internal financial and administrative systems. We expect general and administrative expenses will increase as we continue to expand the business and begin to increase our administrative capability in international markets.

AMORTIZATION OF GOODWILL

     Amortization of goodwill was $97,000 in the quarter ended March 31, 2000 related to goodwill of approximately $1.2 million arising from the acquisition of Transitif S.A in December 1999. We are amortizing goodwill from this acquisition over a period of three years. There was no amortization of goodwill in the quarter ended March 31, 1999 or nine months ended March 31, 1999. We expect amortization of goodwill to increase in future periods assuming the completion of the acquisition of Exactium Ltd.

SHARE COMPENSATION

     We recorded deferred compensation expenses of $473,000 during the year ended June 30, 1999 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of our common shares. We are amortizing this amount over the four-year period in which the options vest, and we will allocate the expense among operating expense categories based on the primary activity of the employee that holds the option. We recognized $56,000 in compensation expense in the quarter ended March 31, 2000 and $167,000 in the nine months ended March 31, 2000. We currently expect to recognize $222,000, $113,000, $59,000 and $22,000 in the years ending June 30, 2000, 2001, 2002 and 2003, respectively.

INTEREST AND OTHER INCOME

     Interest and other income consists of earnings on cash and cash equivalents and short term investments net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income increased to $673,000 from a loss of $63,000 for the quarters ended March 31, 2000 and 1999, respectively. Interest and other income increased to $1.7 million from $45,000 for the nine months ended March 31, 2000 and 1999, respectively. These increases are primarily due to interest earned from cash and cash equivalents and short-term investments generated by our initial public offering. The quarter ended March 31, 1999 include foreign exchange losses of $156,000. The other components of interest and other income were minor for the periods presented.

INCOME TAXES

     The provision for income taxes was $139,000 and $63,000 for the quarters ended March 31, 2000 and 1999, respectively. The provision for income taxes was $340,000 and $183,000 for the nine months ended March 31, 2000 and 1999, respectively. These income taxes were attributable to our operations in the United States, Canada, the United Kingdom and France. As a result of net operating losses and the availability of loss carry forwards in Canada, we have not incurred significant Canadian income taxes.

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

                                                                          THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                     JUNE 30,    SEP. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,    MAR. 31,
                                       1998        1998        1998        1999        1999        1999        1999        2000
                                     --------    --------    --------    --------    --------    --------    --------    --------
REVENUES:
  Licenses.........................   $4,103      $3,276      $4,323      $5,006      $6,214      $6,097      $8,026     $10,125
  Services and maintenance.........    1,025       1,292       1,390       1,717       2,109       2,578       3,516       4,412
                                      ------      ------      ------      ------      ------      ------      ------     -------
    Total revenues.................    5,128       4,568       5,713       6,723       8,323       8,675      11,542      14,537
                                      ------      ------      ------      ------      ------      ------      ------     -------
COST OF REVENUES:
  Licenses.........................      128          73          97         268          98         284         410         635
  Services and maintenance.........      442         562         589         822       1,105       1,368       1,813       2,295
                                      ------      ------      ------      ------      ------      ------      ------     -------
    Total cost of revenues.........      570         635         686       1,090       1,203       1,652       2,223       2,930
                                      ------      ------      ------      ------      ------      ------      ------     -------
Gross profit.......................    4,558       3,933       5,027       5,633       7,120       7,023       9,319      11,607
                                      ------      ------      ------      ------      ------      ------      ------     -------
OPERATING EXPENSES:
  Sales and marketing..............    3,122       3,488       3,933       4,404       5,005       5,715       6,917       8,214
  Research and development.........      635         808       1,166       1,184       1,800       1,569       2,125       2,409
  General and administrative.......      445         543         512         566         845         707         968       1,197
  Amortization of goodwill.........       --          --          --          --          --          --          32          97
                                      ------      ------      ------      ------      ------      ------      ------     -------
    Total operating expenses.......    4,202       4,839       5,611       6,154       7,650       7,991      10,042      11,917
                                      ------      ------      ------      ------      ------      ------      ------     -------
Income (loss) from operations......      356        (906)       (584)       (521)       (530)       (968)       (723)       (310)
Interest and other income (loss)...       17         107           1         (63)        (69)        357         685         673
                                      ------      ------      ------      ------      ------      ------      ------     -------
Income (loss) before taxes.........      373        (799)       (583)       (584)       (599)       (611)        (38)        363
Income taxes.......................        1          60          60          63          60          75         126         139
                                      ------      ------      ------      ------      ------      ------      ------     -------
Net income (loss)..................   $  372      $ (859)     $ (643)     $ (647)     $ (659)     $ (686)     $ (164)    $   224
                                      ======      ======      ======      ======      ======      ======      ======     =======

                                                                          THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                     JUNE 30,    SEP. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEP. 30,    DEC. 31,    MAR. 31,
                                       1998        1998        1998        1999        1999        1999        1999        2000
                                     --------    --------    --------    --------    --------    --------    --------    --------
REVENUES:
  Licenses.........................     80%         72%         76%         74%         75%         70%         70%         70%
  Services and maintenance.........     20%         28%         24%         26%         25%         30%         30%         30%
                                       ----        ----        ----        ----        ----        ----        ----        ----
    Total revenues.................    100%        100%        100%        100%        100%        100%        100%        100%
                                       ----        ----        ----        ----        ----        ----        ----        ----
COST OF REVENUES:
  Licenses.........................      2%          2%          2%          4%          1%          3%          3%          4%
  Services and maintenance.........      9%         12%         10%         12%         13%         16%         16%         16%
                                       ----        ----        ----        ----        ----        ----        ----        ----
    Total cost of revenues.........     11%         14%         12%         16%         14%         19%         19%         20%
                                       ----        ----        ----        ----        ----        ----        ----        ----
Gross profit.......................     89%         86%         88%         84%         86%         81%         81%         80%
                                       ----        ----        ----        ----        ----        ----        ----        ----
OPERATING EXPENSES:
  Sales and marketing..............     61%         76%         69%         66%         60%         66%         60%         56%
  Research and development.........     12%         18%         20%         17%         22%         18%         19%         17%
  General and administrative.......      9%         12%          9%          8%         10%          8%          8%          8%
  Amortization of goodwill.........      --          --          --          --          --          --          --          1%
                                       ----        ----        ----        ----        ----        ----        ----        ----
    Total operating expenses.......     82%        106%         98%         91%         92%         92%         87%         82%
                                       ----        ----        ----        ----        ----        ----        ----        ----
Income (loss) from operations......      7%        (20%)       (10%)        (7%)        (6%)       (11%)        (6%)        (2%)
Interest and other income (loss)...      --          2%          --         (1%)        (1%)         4%          6%          5%
                                       ----        ----        ----        ----        ----        ----        ----        ----
Income (loss) before taxes.........      7%        (18%)       (10%)        (8%)        (7%)        (7%)         0%          3%
Income taxes.......................      --          1%          1%          1%          1%          1%          1%          1%
                                       ----        ----        ----        ----        ----        ----        ----        ----
Net income (loss)..................      7%        (19%)       (11%)        (9%)        (8%)        (8%)        (1%)         2%
                                       ====        ====        ====        ====        ====        ====        ====        ====

     We have typically experienced an increase in revenues during our fourth fiscal quarter ended June 30, which we believe is primarily related to sales compensation policies and annual objectives. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European license revenues in the quarter ending September 30, and our license revenues for the quarters ended September 30 have been lower than license revenues for the previous quarter ended June 30.

     We incurred operating losses as we increased the level of investment in all facets of our business. Our quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. As a result of our limited operating history, we cannot forecast operating expenses based on historical results. Accordingly, we base our anticipated level of expense in part on future revenue projections. Most of our expenses are fixed and in the short term we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly revenues accurately is limited given our limited operating history, length of the sales cycle of our solutions and other uncertainties in our business. If revenues in a particular quarter do not meet projections, our net losses in a given quarter would be greater than expected. As a result, we believe that our quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, we had $5.8 million in cash and cash equivalents, $42.9 in short term investments and $47.3 million in working capital. During the quarter ended September 30, 1999, we successfully concluded our initial public offering, generating $43.1 million net of expenses and brokers' commissions.

     Our cash and cash equivalents and short term investments increased to $48.7 million as of March 31, 2000 from $9.3 million as of June 30, 1999. Our working capital increased to $47.3 million at March 31, 2000 from $7.3 million at June 30, 1999. This increase was primarily attributable to the issuance of common shares from our initial public offering and increases in accounts payable and deferred revenue partially offset by increases in accounts receivable and prepaid expenses, the acquisition of Transitif S.A. and the purchase of property and equipment.

     We generated cash from operating activities of $469,000 and $2.3 million for the nine months ended March 31, 2000 and 1999, respectively, as a result of obtaining improved payment terms from our principal suppliers and up front payments for maintenance support from our customers. Although we generated cash from operating activities for the nine months ended March 31, 2000, we do not expect to generate cash from operations for the year ending June 30, 2000.

     Capital expenditures totaled $3.8 million and $1.4 million for the nine months ended March 31, 2000 and 1999, respectively. These capital expenditures related primarily to the acquisition of computer software and equipment as well as furniture and fixtures as a result of our growing employee base. During the nine months ended March 31, 2000 we acquired Transitif S.A., a French distributor of electronic business relationship management solutions and paid $1.2 million in cash relating to this acquisition.

     Net cash provided by financing activities was $44.3 million and $8.0 million for the nine months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities resulted from sales of equity securities. In addition to the $43.1 million raised from our initial public offering, we received $1.2 million on exercise of stock options during the nine months ended March 31, 2000. We have credit facilities with a Canadian chartered bank, which include an operating facility of US$10.0 million bearing interest at the bank's US prime rate and a term loan facility of US$5.0 million bearing interest at the bank's US prime rate to be used for various capital expenditures. The credit facilities are secured by all of our assets, including our equipment and accounts receivable and the shares of our subsidiaries. At March 31, 2000, no amounts were outstanding under the operating facility or the term loan facility.

     We believe that the total amount of cash and cash equivalents and short term investments, with the commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditure requirements at least through the year ending June 30, 2000. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on our consolidated balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the Standard for the financial years beginning after June 15, 2000. We expect to adopt the new Statement effective January 1, 2001. We do not expect the impact on our financial statements to be material.

YEAR 2000 ISSUES

     We have not experienced any known material adverse impacts on our current products, internal information systems, and non-information technology systems (equipment and systems) as a result of the year 2000 issue. Based on the work done, we have not incurred material costs to address the year 2000 readiness of our systems (as a result of relatively new information systems) and products. There can be no assurance that the cost estimates associated with Year 2000 or leap year date issues will not have a material adverse effect on our results of operations and financial condition.

PART 1 -- ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of our revenues and corresponding receivables are in United States dollars. We are exposed to foreign currency fluctuations through our operations in Canada, the United Kingdom, the Republic of Ireland, France, Japan and Australia. However, a majority of our research and development expenses, customer support costs and administrative expenses are in Canadian dollars. As part of our hedging policy implemented during the quarter ended March 31, 1999, we identify our future Canadian currency requirements related to payroll costs, capital expenditures and operating lease commitments, and purchase forward exchange contracts to cover our currency needs at the beginning of an operational period, generally one or two quarters. We do not enter into forward exchange contracts or any derivative financial instruments for trading purposes.

     Under our current hedging policy, we identify our forward contracts related to operating lease commitments and commitments for capital expenditures as hedges of firm, identifiable Canadian currency commitments. We recognize the gains and losses on these contracts when the related lease commitment is paid or the capital expenditure is made. We recognize gains and losses on other contracts in earnings in the current period. As of March 31, 2000, we had outstanding forward exchange contracts to purchase Canadian dollars totaling US$9.7 million or Cdn$14.1 million, all of which mature prior to September 30, 2000.

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

     We maintain cash and cash equivalents and short-term investments of various issuers, types, and maturity dates with various banks and investment banking institutions. We currently hold short-term investments with maturities beyond 120 days and the market value of these investments on any day during the investment term may vary as a result of market interest rate fluctuations. We do not hedge this exposure because short-term fluctuations in interest rates would not likely have a material impact on interest earnings.

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

PART 2 -- ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

     On August 4, Pivotal's registration statement on Form F-1, Registration No. 333-82871, became effective. The offering date was August 5, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Bear, Stearns & Co. Inc. and Dain Rauscher Wessels. The offering consisted of 3,975,000 common shares of Pivotal, which includes 475,000 common shares offered pursuant to the subsequent exercise of the underwriter's over allotment option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to Pivotal, after accounting for $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million. Pivotal generated interest income of approximately $701,000 and $685,000 during the three months ended March 31, 2000 and December 31, 1999, respectively.

     The net proceeds of $43.1 million have been invested in investment-grade, interest bearing, short-term instruments. Except for the payment of offering expenses, none of the net proceeds were used during the nine months ended March 31, 2000.

     None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly to directors, officers or general partners of Pivotal or their associates, persons owning 10% or more of any class of securities or affiliates of Pivotal.

PART 2 -- ITEM 5

OTHER INFORMATION

     On April 7, 2000, Roger S. Siboni resigned from our Board of directors.

PART 2 -- ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1  Financial Data Schedule
    99.1  Private Securities Litigation Reform Act of 1995 Safe Harbor
          Compliance Statement for Forwarding-Looking Statements

(b) Reports on Form 8-K

    On January 25, 2000, we filed a report on Form 8-K regarding the acquisition of French-based Transitif S.A.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2000

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