Form 10-K405
period 2000-06-30
PIVOTAL CORP
filed 2000-09-28
CIK 1086329

                                 UNITED STATED
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2000
                                  -------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____ to ____

Commission File Number 000-26867
                       ---------

--------------------------------------------------------------------------------


                               PIVOTAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

    British Columbia, Canada                         Not Applicable
(State or other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)


              300-224 West Esplanade
         North Vancouver, British Columbia
                      Canada
     (Address of Principal Executive Offices)                    V7M 3M6
                                                                (Zip Code)

                  (604) 988-9982
          (Registrant's Telephone Number,
               Including Area Code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                            ON WHICH REGISTERED
-------------------                            -------------------
N/A                                            N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Shares
--------------------------------------------------------------------------------
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS: Yes [X] No [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K: [X]

The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing sale price of the common shares on September 1, 2000 as reported on the Nasdaq National Market was approximately U.S.$583,393,858. Common shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common shares have been excluded from this computation in that such persons may be deemed to be affiliates of Pivotal. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 1, 2000, 22,466,823 common shares of the registrant were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

NOT APPLICABLE.

                                TABLE OF CONTENTS


PART I.........................................................................1

ITEM 1. BUSINESS...............................................................1

ITEM 2. PROPERTIES............................................................25

ITEM 3. LEGAL PROCEEDINGS.....................................................25

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ....................25

PART II.......................................................................25

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS ..............................................................26

ITEM 6. SELECTED FINANCIAL DATA...............................................27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................28

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........43

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE........................................63

PART III......................................................................63

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT ................................63

ITEM 11. COMPENSATION OF DIRECTORS AND OFFICERS ..............................65

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT ......................................................69

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................71

PART IV.......................................................................71

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
        ON FORM 8-K ..........................................................71

                                     PART I

FORWARD-LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors listed in Item 7 of this report.

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


ITEM 1.        BUSINESS

OVERVIEW

Pivotal Corporation's technology solutions enable large and medium-sized businesses worldwide to increase, serve and manage their customer base. We refer to our solutions as demand chain network solutions because they automate and manage marketing, selling and servicing processes over the Internet by integrating customer relationship management, electronic selling, electronic commerce and wireless technologies. Our demand chain solutions are designed to compliment and integrate with a business' supply chain, therefore enabling businesses to increase efficiency and revenues. Pivotal's scalable, XML-based demand chain network solutions are designed to meet the needs of businesses ranging from emerging companies in the new digital economy to traditional businesses that are seeking to integrate the opportunities presented by the Internet into their business model.

Pivotal solutions are sold in 35 countries and are available in English, French, German, Spanish, Portuguese, Swedish, Japanese and Chinese. Pivotal's worldwide customer base includes more than 1000 organizations in traditional, commercial, public market sectors and in the new digital economy and includes companies such as ING Barings LLC, Deutsche Bank, KPMG, Intrawest Corporation, USFilter, NEC, Ericsson, Emerson Electric, Norsat International, Ford Credit Denmark A/S, Nissan Motor (Denmark), Fairmont Hotels and Resorts, Amazon.com (Auctions), Digital Insight, Headhunter.net, Clarus Corporation, insLogic, Qiagen, Capitalthinking, Software Spectrum, Heller Financial, Uniglobe Travel, InterCon Security Limited, HarperCollins Publishing, Trader.com, Southern Company, Deloitte & Touche, and Principal Financial Group. We market and sell our solutions through a direct sales force as well as through third party solution providers.

Pivotal is listed on NASDAQ under the symbol "PVTL" and The Toronto Stock Exchange under the symbol "PVT." Our home page on the Internet can be found at www.pivotal.com. Information contained on our Web site does not constitute part of this report.

The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company and all of Pivotal Corporation's wholly owned subsidiaries including Pivotal Corporation, incorporated in Washington State, Pivotal Corporation Limited, incorporated in the United Kingdom, Pivotal Corporation France S.A., incorporated in France, Exactium Ltd., incorporated in Israel, Exactium Inc., incorporated in Delaware State, Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland, Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland, Pivotal GmbH, incorporated in Germany, Digital Conversations Inc., incorporated in British Columbia, and Pivotal Corporation Australia Pty. Ltd., incorporated in Australia.

Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship, Pivotal eRelationship IntraHub, Pivotal eRelationship CustomerHub, Pivotal eRelationship PartnerHub, Pivotal ePower, Pivotal eSelling, PivotalWeb .NET, PivotalHost, Pivotal Anywhere, Pivotal Intelligence and Pivotal Interaction Center are trademarks and/or registered trademarks of Pivotal Corporation.

INDUSTRY BACKGROUND

Businesses have recognized the value of improving their customer focus by establishing an Internet presence in order to increase revenues. Businesses began by building websites that contained company information that was used solely as information sources. In addition, businesses used various software applications to automate customer relationship functions such as sales, marketing and customer service. These software applications typically provided a separate program for each of these internal business functions, did not use the Internet as a communication tool, suffered from limited functionality and were difficult to integrate with one another. In recent years, cost-effective customer relationship management applications have become available that enable information to be shared across different business functions within the employer group. In addition, applications that enabled companies to sell and service their customers on the Internet also began to emerge. Over time, businesses began to realize the need for unified applications across their entire demand chain.

Many businesses have benefited from solutions that enable them to sell and service their customers and business partners over the Internet. In addition, they have benefited from customer relationship management applications that automate internal business functions. Many businesses are now seeking solutions that are fully integrated and address all customer interactions, enable online collaboration and sharing of information with their customers and business partners, improve one-to-one relationships with each customer and partner and facilitate electronic commerce. The Delphi Group estimates that growth in the business-to-business electronic commerce software market will grow from $5 billion to $40 billion by 2002.

THE IMPACT OF CHANGING TECHNOLOGIES

Recent technological advances are dramatically affecting the marketplace for electronic business relationship management solutions. These advances include:

- The Internet. The Internet is emerging as a dominant platform for worldwide interactive communication and commerce, and therefore businesses are seeking better ways to use the Internet as a platform to conduct their business. As a result, businesses have begun to invest heavily in technologies that support and exploit the capabilities of the Internet. International Data Corporation estimates that the Internet commerce software applications market will grow at a compound annual rate of 97% for the five-year period from 1998 to 2003 to approximately $13.2 billion by 2003. Businesses that implement electronic business relationship management solutions may gain further competitive advantage by exploiting the capabilities of the Internet to allow online collaboration, electronic commerce and sharing of information with customers and partners.

- Widespread Adoption of Microsoft Technologies. Microsoft Windows NT, Microsoft Windows 2000 and Microsoft BackOffice platforms offer businesses the opportunity to easily develop, deploy and maintain information technology systems with increased flexibility at a lower cost than was previously possible. These platforms are also widely used and well understood by technical personnel. International Data Corporation estimates that the Microsoft Windows NT installed base will grow at a compound annual rate of 29% for the five-year period from 1997 to 2002 to approximately 5.8 million users by 2002. Electronic business relationship management solutions that are compatible with these platforms are likely to benefit from this growth.

- Growth of Wireless Computing. Businesses, customers and partners expect their employees to be able to share information regardless of their location. The proliferation of wireless computing devices, such as palm computers, web-enabled cell phones and improved remote computing has empowered the mobile professional. As a result, electronic solutions should enable users to access information from any location and to use their preferred wireless computing device.

THE OPPORTUNITY

The businesses Pivotal serves are typically large businesses, divisions of large businesses and mid-size companies. These businesses need to maintain the same or higher levels of customer service as their smaller competitors and must respond quickly to changes in their competitive environment. As a result, many of these businesses often adopt business models that require close integration and collaboration with their customers and partners. Until recently, most electronic business applications designed on the Microsoft platform were designed primarily to address the needs of the smaller enterprise, were often considered too unstable, were not appropriately scalable for large enterprises and were considered not designed for the Internet. Today, Microsoft Windows NT, Microsoft Windows 2000 and Microsoft BackOffice platforms are considered highly scalable, Internet based solutions.

Pivotal believes that a significant market opportunity exists for an electronic business demand chain network solution that is easily customized and quickly deployed. Many businesses have adopted the Internet, Microsoft Windows NT, Microsoft Windows 2000 and Microsoft BackOffice platforms. As a result, a new opportunity also has emerged for an electronic business solution that is optimized for these platforms. Such a solution must incorporate many of the benefits enabling businesses to respond quickly to changes to their competitive environment and to operate more cost-effectively than their smaller competitors. Pivotal believes that such a solution must:

- support Internet-based collaboration and the sharing of information with customers and partners;

- support integration and collaboration among sales, marketing and customer service employees;

-   support mobile professionals and their wireless computing devices;

- be usable by a business without significant customization, to enable rapid deployment at low total cost of ownership;

-   provide tools for easy implementation to meet specific needs; and

-   be easy to use by all end-users without extensive training.

PIVOTAL SOLUTIONS

Pivotal is a leading provider of electronic business solutions focused on the demand chain network. These solutions enable businesses to increase revenues by more effectively managing their interactions with customers and partners over the Internet. Pivotal's electronic business solutions include award-winning, Internet-based applications supported by an array of professional services and Pivotal's global Pivotal Alliance network of third-party distributors. Pivotal's solutions are designed and optimized exclusively for the Internet, Microsoft Windows NT, Microsoft Windows 2000 and Microsoft BackOffice platforms. In December 1999, Pivotal Relationship won Microsoft's Industry Solutions Award for Best Internet Solution for Customer Self Service and Best Integrated Customer Relationship Management Solution. On February 17, 2000, Microsoft used Pivotal's electronic business solution, Pivotal eRelationship 2000, in the worldwide premiere of Microsoft Windows 2000.

We believe our solutions deliver the following benefits:

- Enables Businesses to Improve Customer Focus and Increase Revenues. Pivotal's solutions unify sales, marketing and customer service employees and partners around customer processes and interactions. By maintaining all customer information in a shared database, Pivotal's applications make it easy for different users to maximize their contribution to customer relationship management. Furthermore, Pivotal's applications enable businesses to better capture customer profiles and build one-to-one customer relationships. Pivotal believes this improvement in customer focus enables businesses to increase revenues through better customer loyalty and retention.

- Improves the Collaboration and Interaction Between Businesses and Their Customers. Using Pivotal eRelationship CustomerHub, businesses can transform their static Web site into a collaborative tool used to increase its customers base, service and sell to customers. Prospective customers can obtain information regarding businesses' products and services over the Internet. Customers can place online orders, retrieve information on products and services and directly interact online with sales, marketing and customer service departments. This direct interaction can result in improved customer service and generation of leads, as well as lower customer service costs.

- Improves the Collaboration and Interaction Between Businesses and Their Partners. Pivotal eRelationship PartnerHub enables businesses to improve their efficiency and selling processes by facilitating interaction and collaboration with their partners over the Internet. Pivotal's application maintains a shared database consisting of information related to products, services, customer contacts and sales opportunities. By enabling partners to access and update the shared database, Pivotal's solutions simplify the sharing of information between businesses and their partners so they can jointly service their customers' needs and concerns.

- Increases the Efficiency of Wireless Mobile Professionals. Mobile professionals can access Pivotal's solutions remotely across local-area networks, wide-area networks or over the Internet by using a number of portable computing devices including laptops, palm computers and web-enabled cell phones. Mobile professionals also can work offline and transmit and receive information to automatically update their own files and the shared corporate database. These capabilities increase the efficiency of mobile professionals.

- Enables Rapid Implementation and Simple Customization. Businesses can use Pivotal's solutions without significant customization, which expedites the implementation process. If they desire, businesses can customize Pivotal's solutions to reflect their own internal processes without programming by using Pivotal's graphical, point-and-click tools.

- Yields a Low Total Cost of Ownership. Pivotal's solutions can be cost-effectively deployed and customized and thus require few resources for ongoing support, system maintenance and end-user training. Pivotal's solutions are also relatively easy for end-users to learn, which results in lower ongoing training costs. In addition, our software applications permit modifications and upgrades to be transmitted to all users, including mobile users, thereby reducing the cost of modifying the solutions.

- Scales With the Growing Needs of Pivotal's Customers. Many of Pivotal's customers require that our solutions support their growing number of employees, online customers and partners. Our solutions' architecture enables our customers to expand our solutions as their businesses grow by adding servers in a number of locations. This capability improves performance and enables Pivotal's solutions to support larger numbers of concurrent users.

GROWTH STRATEGY

Pivotal's goal is to become a leading global provider of electronic business solutions which combine customer relationship management and electronic commerce solutions. The key elements of Pivotal's growth strategy are as follows:

- Extend the Scope of Pivotal's Applications. We intend to continue the development of our applications to add new functionality, with a particular emphasis on Internet-based selling, marketing and customer services. We also intend to provide our customers with business modules designed for specific industries that will further simplify the deployment and use of applications. In addition, we plan to offer new versions of our applications that support a wider variety of international customers and their respective business practices and languages.

- Expand Pivotal's Worldwide Distribution Capacity. Pivotal currently has a distribution strategy that includes direct sales personnel and resellers which enables us to target a wide variety of customers in different industries and geographical regions. We plan to continue to invest in our worldwide distribution capacity to increase market share and penetration. This investment will include expanding our direct sales force, continuing to expand relationships with existing and new resellers and entering into bundling arrangements with technology providers to provide complimentary niche products to our customers.

- Broaden Pivotal's Network of Strategic Relationships. We plan to continue broadening our network of strategic relationships, including our Pivotal Alliance network. The Pivotal Alliance network includes over 50 independent companies that distribute our products, install the software purchased by our customers and provide other software to address specific customer needs. This network has allowed us to focus on our core competencies while taking advantage of the strengths of Pivotal Alliance members who may have specific industry expertise or better regional presence and are therefore better able to address the needs of our customers and provide them with a complete electronic business solution.

- Continue Focusing on Pivotal's Customers' Success. Pivotal will continue to focus on providing customer solutions that help our customers achieve business success. In particular, we plan to maintain a customer-focused culture by inviting repeat business from existing customers as we make new features available, and to gain new customers as our existing customers become independent references for our solutions. We believe that the benefits of our solutions have helped us to develop a loyal base of customers. Pivotal intends to continue to focus significant resources on customer success programs, including a systematic customer surveying process, to improve our customer-driven product development initiatives and ultimately improve our solutions.

- Partner with Application Service Providers to Offer Pivotal's Solutions on a Usage Fee Basis. Pivotal will continue to enter into relationships to provide an alternative licensing arrangement through third party application service providers that enables customers to pay a usage fee to access Pivotal's software on servers operated by the application service providers. This enables businesses to outsource their electronic business solutions and related information technology infrastructure through an alternative pricing model, such as a monthly fee.

PRODUCTS AND PROFESSIONAL SERVICES

Pivotal's electronic business solutions include three primary products with multiple options all of which are written on top of a highly customizable electronic business computing platform. The three primary components are Pivotal eRelationship, Pivotal ePower and Pivotal eSelling. These three products include many additional optional applications, including Pivotal eRelationship CustomerHub, Pivotal eRelationship PartnerHub, Pivotal Interaction Center, Pivotal Intelligence Center, PivotalWeb .NET and Pivotal Toolkit. Pivotal's products serve the needs of every stakeholder in the customer life cycle, including employees, customers and partners and improve collaboration and sharing of information among these stakeholders. Users can access Pivotal's solutions with convenient portable computing devices. Pivotal's solutions provide other access options, including local-area network-based, mobile and Web browser users, as well as a special option that extends customer relationship management capabilities to all Microsoft Outlook users. Our products are fully integrated with one another and share a common database.

PIVOTAL PRODUCTS

        Pivotal eRelationship. Pivotal eRelationship is a flexible application for sales, marketing and service employees to manage interactions, transactions, and knowledge with customers and business partners in personalized, one-to-one eRelationships. This Web application extends the power of the Internet to sales, marketing, and customer service departments to enable state-of-the-art electronic marketing, electronic sales, electronic commerce and electronic service. By accessing a wide range of capabilities employees can manage customer and partner interactions, transactions and knowledge to maximize teamwork, productivity and customer satisfaction. Pivotal eRelationship merges the power of customer relationship management with electronic business, combining information from corporate databases with live Internet resources.

        Pivotal eRelationship supports the following functional groups and processes within an organization:


        FUNCTIONAL GROUPS           PROCESSES
        -----------------           ---------
        Marketing                   Marketing employees can build and manage
                                    complex marketing campaigns, tailor
                                    communications and track market, competitor
                                    and customer trends.

        Telemarketing               Telemarketing employees can qualify leads,
                                    manage opportunities and process orders.

        Inside Sales                Inside sales employees can efficiently
                                    capture and track prospects, customize sales
                                    processes, manage sales opportunities,
                                    forecast sales and report on performance.

        Field and Mobile Sales      Field and mobile sales employees have the
                                    same functionality available to them as
                                    inside sales employees and in addition,
                                    can work connected or disconnected to their
                                    corporate network by using multiple portable
                                    computing devices including laptops,
                                    palm computers and Web enabled cell phones.

        Order Administration        Order administration employees can capture
                                    and track orders in multiple currencies,
                                    track order status and product movement and
                                    report on order history and trends.

        Customer Service            Customer service employees can
                                    efficiently capture, track and resolve
                                    customer problems and notify, alert, and
                                    coordinate activities with customer
                                    relationship team members.

        Management                  By providing access to valuable information
                                    such as forecasts and product sales
                                    statistics, management can better measure
                                    and predict business performance and more
                                    efficiently manage their operations

        Pivotal eSelling. Pivotal eSelling enables clients to sell complex products and services over the Internet by providing an interactive buying experience complete with needs analysis, recommendations, personalization and advice. The benefits of Pivotal eSelling include: simplifying and shortening clients' sales cycles for higher revenues and faster growth; increasing customer satisfaction with personalized, self-guided buying experiences; and broadening market coverage, thus extending sales reach.

        Pivotal ePower. Pivotal ePower 2000 is an XML-based technology platform that includes the tools, engines and templates required to rapidly deploy and operate Pivotal's electronic business relationship management solution. This platform is optimized for use in conjunction with the Microsoft .NET platform, can be scaled to work in any size of business and is designed to allow all employees, customers and business partners the ability to access and manipulate the same information.

OPTIONAL APPLICATIONS

        Pivotal eRelationship CustomerHub. Pivotal eRelationship CustomerHub enables a business to transform a static information web site into a dynamic collaborative tool used to service and sell to both existing and prospective customers. Customers can access information about products and services, place orders and access a shared database of solutions to previous customer requests without interacting with customer service employees. Customers also can choose to interact with customer service employees in real-time using online meeting options. Prospective customers can register on a Web site to request information, sign-up for marketing programs, submit information regarding demographic data and specific needs and request an immediate call back from an online salesperson. Businesses can use this information to prepare a customized response for each prospect.

        Pivotal eRelationship PartnerHub. Pivotal eRelationship PartnerHub enables businesses to establish Web sites that allow sales, marketing and customer service employees to coordinate their activities with partners that assist in the selling process. Pivotal eRelationship PartnerHub allows a partner to share information regarding sales opportunities, co-marketing projects and sales order status, and to order marketing material online. Pivotal eRelationship PartnerHub also allows partners to share information about customer service requests and their status. This application also enables companies to build partner affiliations over the Internet.

        Pivotal Intelligence Center. Pivotal Intelligence Center provides Web-based tools for data mining, data analysis, and marketing campaign management that help sales, marketing, and customer service professionals analyze data and extract knowledge and insight which allows for better business decisions.

        Pivotal Interaction Center. Pivotal Interaction Center routes phone calls, voice-mail, email, faxes, Internet chat, Web callback requests, and voice-over-Internet calls. This allows organizations to replace traditional systems made up of a private branch exchange (PBX), interactive voice response unit (IVR), and automatic call distribution (ACD) using a single application.

        Pivotal Toolkit. Pivotal Toolkit helps businesses to easily customize, administer and adapt their Pivotal products without programming to meet business specific needs. This option helps to reduce implementation and customization costs, ongoing administrative burden and the need for employees with advanced technical skills. Using Pivotal Toolkit's simple graphical, point-and-click user interface, businesses can modify any aspect of their Pivotal system without altering source code. Pivotal Toolkit also includes visual scripting tools, called Pivotal agents, which allow users to create work flow processes that do not require programming. By simply connecting arrows between objects on the screen, users can automate and model business processes, develop sales scripts and create online tutorials to guide other users through complex tasks.

        PivotalHost. PivotalHost is an Internet hosting solution for Pivotal's technology. PivotalHost is a solution whereby Pivotal provides customers access to Pivotal's applications on a monthly subscription basis over the Internet through an application service provider. This solution includes Pivotal software, Microsoft software, server hardware, data center, secure Internet connectivity from the data center, and information technology staff to administer and support the customer's solution.

        PivotalWeb .NET. PivotalWeb .NET (previously known as the Pivotal B2B Syndicate) is a solution offered to Pivotal's customers in which multiple, third-party, best-in-class Web based services and products are made available through Pivotal to our customers. Instead of the customer having to spend time and resources to identify, evaluate, engage and integrate such products and services, we organize and present these products and services to our customers in a very accessible and convenient way.

        Pivotal Anywhere. Pivotal Anywhere enables mobile professionals to access Pivotal's solutions remotely over the Internet by using a number of portable computing devices including palm computers and Web-enabled cell phones.

PRODUCT PRICING

Pivotal eRelationship licenses are priced on a "per user" and "per server" basis, as well as on the number of Internet users. Pivotal eRelationship licenses include solutions for telemarketing, inside sales, field and mobile sales, marketing, order administration, customer service and management. Pivotal Toolkit is licensed on a per-site basis. All Pivotal solutions may be purchased on a monthly subscription basis or as a one-time fee for perpetual licences.

PRODUCT AWARDS

The following table lists some of the awards Pivotal's products have won:




SPONSOR                              DATE             AWARD
-------                              ----             -----
Microsoft                            July 2000        North American Packaged Application Partner
                                                      of the Year
Microsoft                            February 2000    World Record for Scalability and Performance
Microsoft                            December 1999    Industry Solution Awards for 1999
                                                      - Best Internet Solution for Customer Service
                                                      - Best Integrated Customer Relationship
                                                         Management
                                     December 1998    Industry Solution Awards for 1998 -- Best
                                                         Overall Customer Relationship Management
                                                         Solution
                                     December 1997    Industry Solution Awards -- Best Mobile
                                                         Sales Solution
                                     May 1997         Solutions Provider Awards -- Best Solution
                                                         by a Solution Developer
Upside Magazine                      February 2000    eBusiness Winner
Information Systems Marketing        February 2000    Top 15 CRM Software Award
                                     February 1999    Top 15 CRM Software Award
                                     December 1997    Top 15 CRM Software Award
                                     December 1996    Top 15 CRM Software Award
Open Systems Advisors                January 1999     Crossroads 99 A-List Award
Information Week Magazine            February 1999    IT Innovators for 1999
British Columbia Technology          June 2000        Company of the Year
  Industry Association
start Magazine                       July 2000        Hottest Companies of 2000
Deloitte & Touche                    September 2000   Fastest Growing Canadian Technology Company


PROFESSIONAL SERVICES

Pivotal provides customers with access to a combination of services to successfully implement and effectively maintain an electronic business relationship management solution.

These services include:

- Technical Support and Maintenance. Pivotal maintains technical support centers that provide telephone, Internet and email based problem identification, analysis and resolution to our worldwide customer base. Various levels of support are available depending on the needs of the customer. Pivotal's technical support and maintenance services include upgrades of our software applications.

- Education. Pivotal's education services are designed to educate our customers and Pivotal Alliance members about the customization, use and administration of our solutions. Pivotal offers education, training and certification that helps our customers and selling partners to improve their ability to implement Pivotal's solutions. Pivotal also offers customized and on-site training classes to customers with specific needs.

- Implementation Services. Pivotal offers implementation services that include project management and systems engineering. We provide a standardized implementation methodology, which we call the rapid productivity methodology, that enables the efficient implementation of our solutions. Customers can work with Pivotal directly or retain one of the Pivotal Alliance members to implement their Pivotal customer relationship management solutions. Members of the Pivotal Alliance currently provide more than 95% of the implementation services for our products. See "Strategic Relationships."

- Business Consulting. Pivotal offers business consulting services that are focused on key customer relationship management trends such as the impact of the Internet on customer relationships and the implementation of one-to-one marketing and business practices. We also assist our customers in measuring and maximizing return on customer relationship management investments.

Pivotal's technical support and maintenance services are sold on a per user basis and renewed annually. Pivotal's education fees are standardized on a per day rate. Our business consulting services and implementation services are priced on a time and materials basis. As of June 30, 2000, Pivotal had 122 employees in our Professional Services department.

CUSTOMERS AND MARKETS

We have licensed our applications on a worldwide basis to over 1000 customers across a wide range of industries. Customers in North America accounted for 90%, 80% and 72% of our revenues in the years ended June 30, 1998, 1999 and 2000, respectively.

Some of Pivotal's customers, that purchased a minimum of $100,000 of software licenses from Pivotal prior to June 30, 2000, are set forth in the table below:



        CONSULTING                     INTERNET                      TECHNOLOGY
        ----------                     --------                      ----------
        Deloitte & Touche              Trader.com                    Bottomline Technologies
        Diamond Technology Partners    WebEx Inslogic                Cadence Design Systems
        KPMG                           Medpool.com                   Hewlett-Packard
        Malcom Pirnie                  Broadcast.com (now Yahoo)     Lernout & Hauspie
        Peppers and Rogers Group       BroadVision                   Lucent Technologies
        Roy F. Weston                  E.piphany                     Macola
                                       Icarian                       Micrografx
        FINANCIAL SERVICES                                           Net Wireless
        ------------------
                                       INTERSHOP Communications      Olicom A/S
        Heller Financial               Active Touch                  Seagate Software
        Allied Capital                                               Siemens Electric
        Dain Rauscher Wessels          MANUFACTURING                 Solectron
                                       -------------
        Principal Financial Group                                    Sterling Software
        Savills                        General Electric              ZD Market Intelligence
        USAA                           Holophane
                                       Kimberly-Clark                OTHERS
                                                                     ------
        HEALTH CARE                    M.A. Hanna
        -----------
                                       Qiagen                        Australian New Zealand
        Australian Red Cross           US Gypsum                     Direct Line
        Blue Cross Blue Shield of      Novartis                      U.S. Naval Reserve
          Michigan                                                     Recruiting Command
        Novamed Eyecare Management     OTHER SERVICES                The Conference Board
                                       --------------
        Novartis Protezione Piante                                   Virginia Economic
        Pfizer Animal Health           Intrawest                     Development Partnership
        Sun Healthcare Group           Addison-Wesley Longman
        Syncor International           Miller Freeman
                                       Vance Publishing
                                       Waggener Edstrom

                                       UTILITIES
                                       ---------

                                       CSW Energy Services
                                       Southern Company Services

SALES AND MARKETING

We sell our products through a direct sales force and over 50 independent members of the Pivotal Alliance which resell Pivotal's products. Pivotal's direct sales force is located in the United States, Canada, the United Kingdom and France, and the Pivotal Alliance solution providers are located in North and South America, Europe, the Middle East and Asia.

Pivotal's marketing efforts are directed at promoting our products and services, creating market awareness and generating leads. Pivotal's marketing activities include online business seminars, print and online advertising campaigns and attendance at industry trade show events and trade conferences. We use the Internet extensively to communicate with potential customers, existing customers, partners and others. We also conduct comprehensive public relations programs that establish and maintain relationships with key trade press, business press and industry analysts. Pivotal has a customer communications team targeted at working directly with our customers to obtain feedback and to track ongoing customer success stories. This team also performs a series of surveys on each customer to assess the customer's satisfaction with our solutions and to anticipate any further needs of the customer. As of June 30, 2000, we employed a total of 204 people on our sales and marketing team.

STRATEGIC RELATIONSHIPS

PIVOTAL ALLIANCE

Pivotal Alliance members help Pivotal market, sell, implement, support and enhance Pivotal's solutions. Members of the Pivotal Alliance include:

- Solution Providers. Pivotal has arrangements with over 50 third parties that have been granted the right to market and re-sell our products and to provide education, implementation and customization services for the solutions sold by the third party as well as for most of the sales made through Pivotal's direct sales team. Pivotal refers to these third parties as solution providers. Solution providers usually address the market needs of a specific region, permitting us to sell our solutions in markets that might otherwise be difficult for Pivotal to serve directly. Over 40 of Pivotal's solution providers are outside the United States and Canada. In some foreign markets, Pivotal relies on selected solution providers to customize our solutions and translate our software applications into local languages.

- Systems Integrators. Pivotal has arrangements with over 20 third parties that have been granted the right to provide implementation, customization and training services to customers who have purchased solutions through Pivotal's direct sales team. Pivotal refers to these third parties as systems integrators. Our systems integrators include worldwide partners such as KPMG as well as partners focused on specific regional markets.

- Technology Providers. Pivotal has arrangements with over 25 third parties that supply software applications that can be integrated with our solutions to address specific industry or customer requirements. Pivotal refers to these third parties as technology providers. We are developing relationships with technology providers in a number of product categories including Internet applications, client/server applications, business productivity, reporting, finance, mobile office products, communications, sales configurators, data mining, business information suppliers and vertical market solutions. The purpose of these relationships is to expand the breadth of technology and services available to our customers.

Pivotal provides education and training services to members of the Pivotal Alliance to increase their understanding of Pivotal's solutions. Pivotal is implementing a certification program that will require members of the Pivotal Alliance that perform implementation and customization services to meet our certification standards in the areas of business analysis, systems design, installation, customization, training and support. Pivotal intends to expand the Pivotal Alliance and to upgrade the capabilities of its members.

MICROSOFT

Pivotal participates with Microsoft in numerous industry tradeshows, partner focused events, public relations activities, seminars and presentations. Pivotal has chosen to align our product development, sales and marketing strategies with Microsoft. Pivotal's strong relationship with Microsoft, as evidenced by Pivotal's participation in the launch of Microsoft Windows 2000, has enabled Pivotal to participate in early product development initiatives with them. As a result, Pivotal's products are optimized for Microsoft platforms. We have won several awards from Microsoft in the following categories: ability to deliver customer satisfaction and return on investment, scalability, ease of deployment, integration with other applications, and technical architecture.

TECHNOLOGY

Pivotal's software architecture provides a foundation for the development of new and innovative products and allows our applications to be easily adaptable, to operate with other applications and to address the needs of users on multiple computing devices. This software architecture also allows Pivotal's applications to be used over the Internet. Pivotal has invested in the following technologies which serve as a basis for our customer relationship management solutions:

- Microsoft Technology. Pivotal's applications are optimized for the Microsoft Windows NT, Microsoft Windows 2000 and Microsoft BackOffice platforms. Our focused development efforts have enabled Pivotal to create solutions that exploit the capabilities of Microsoft's products, including SQL Server, that are bundled and licensed with Pivotal's solutions. We also created a direct link between our products' databases and Microsoft Outlook, that allows our customers to use the familiar interface of Microsoft Outlook to update their calendar, tasks and contact information. In addition, Pivotal's solutions use Microsoft Internet technologies to publish information across the Internet.

- Platform Architecture. Pivotal's applications are structured to be able to use XML both within the platform architecture and for interfacing to the applications. This allows Pivotal's professional service staff, partners and customers the ability to work in the applications in an industry standard fashion allowing integration with other systems and technologies. This also allows for a well defined interface between Pivotal's applications thereby reducing the dependency between such applications. In addition, it allows Pivotal to more easily integrate other XML capable technologies and products into our applications and offerings.

- Metadata Repository. Pivotal's software contains a database, called a metadata repository, that is the blueprint for each application's data structure, forms, lists, business rules, work flow, queries and reports. The inclusion of this database allows for rapid adaptability and deployment by enabling customization to occur without source code modification. A business can distribute custom application changes throughout its organization in the normal data synchronization process. Pivotal believes these benefits differentiate our solution from those of our competitors.

- Pivotal's SyncStream. Pivotal's SyncStream captures any additions, modifications or deletions to our application and the shared corporate database and transmits only the net changes to the appropriate users. This technology eases the deployment of new applications, minimizes the connection costs associated with the synchronization of data, transmits changes securely and enables mobile users to receive the correct data when synchronizing.

- Distributed Database Design. Pivotal's solution is designed to support databases that reside on multiple servers. This design allows data from the central database to be replicated to servers in different locations and on mobile remote databases (eg. laptops), and to be updated by Pivotal's SyncStream. This allows for scalability and configuration flexibility as customers can upgrade network hardware and software in a modular fashion with minimal loss of performance and downtime.

- Pivotal's Enterprise Manager. Pivotal's Enterprise Manager provides centralized configuration management through a graphical user interface. The Enterprise Manager enables system administrators to audit and apply configuration changes to the application, manage and test customization changes off-line and replicate custom data sets for mobile users. From a single interface, customers can distribute an updated system online across the entire enterprise without downtime for users.

RESEARCH AND DEVELOPMENT

Pivotal's research and development department is divided into six teams:
Advanced Technology, Software Development, Documentation, Quality Assurance, Program Management and Product Management. As of June 30, 2000, there were 126 employees in Pivotal's research and development department. To expand the capacity of Pivotal's research and development department, where appropriate, we contract with third-party developers.

Pivotal's software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. Our Advanced Technology team focuses on tracking and evaluating new technologies with a view to incorporating the best technologies available into our solutions. Pivotal's Product Management team gathers and documents market requirements and trends in a requirements analysis. After the requirements analysis has been reviewed for feasibility and the proposed project approved by management, a cross-functional team is established to implement the project. Pivotal's Program Management team takes responsibility for documenting a detailed product specification. The Program Management team designs prototypes to assess the risks and business requirements of a project at this stage. This enables programmers in the Software Development team to concentrate solely on research and development activities. Through the later stages of development we perform final testing and quality assurance. Pivotal's Product Management team is involved at all stages of development so that market requirements continue to be addressed. The Product Management team also assists with the introduction of the product by training our direct sales force and internal professional services staff.

Pivotal places particular emphasis on quality assurance and testing throughout the development process. We use version control software as well as standard test tools, scripts and agents developed by Pivotal in order to automate our testing processes and increase the quality of code we develop.

COMPETITION

The market for Pivotal's software is intensely competitive, fragmented and rapidly changing. Pivotal faces competition from companies in two distinct markets, the customer relationship management software market and the electronic commerce software market.

Competitors in the electronic commerce software market include Internet relationship management and other electronic commerce software companies such as Vignette Corporation, Kana Communications Inc., Calico Commerce Inc., Selectica Inc. and Primus Knowledge Solutions Inc. Competitors in the customer relationship management software market include vendors such as Siebel Systems, Inc., Onyx Software Corporation and Clarify, Inc. Pivotal expects competition from companies like these to continue to increase.

Our competitors in each of these markets may enter the other market as they develop new products and applications and as demand for products in either market grows. It is also possible that Microsoft Corporation may decide to introduce products that compete with those of Pivotal.

In addition, as Pivotal develops new products, particularly applications focused on electronic commerce or on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share. Some of Pivotal's actual and potential competitors are larger, better established companies that have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

Pivotal relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology. Pivotal does not currently hold any patents nor do we have any patent applications pending. There can be no assurance that any copyrights or trademarks held by Pivotal will not be challenged or invalidated.

As part of Pivotal's confidentiality procedures, we have a policy of entering into non-disclosure and confidentiality agreements with our employees, consultants, corporate alliance members, customers and prospective customers. Pivotal also enters into license agreements with respect to our technology, documentation and other proprietary information. These licenses are perpetual and are generally transferable subject to obtaining Pivotal's prior consent. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of Pivotal products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States, although we do seek protection elsewhere in selected key markets. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect Pivotal's proprietary rights to the same extent as in the United States and Canada. There can be no assurance that protection of Pivotal's proprietary rights will be adequate or that our competitors will not independently develop similar technology.

We anticipate that companies that develop software applications will be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. As a result, Pivotal may become involved in these claims. Any of these claims, with or without merit, could result in costly litigation, divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or license agreements. If a claim of product infringement against Pivotal is successful, our business and operating results could be seriously harmed.

EMPLOYEES

As of June 30, 2000 we had a total of 526 employees, excluding independent contractors and temporary employees. Of this number, 126 people were engaged in research and development, 204 people were engaged in sales and marketing, 122 people were engaged in professional services and 74 people were engaged in general administration. No employees are known by us to be represented by a collective bargaining agreement and we have never experienced a strike or work stoppage. We consider our employee relations to be good. Our ability to achieve our financial and operational objectives depends in large part upon our ability to attract, retain and motivate highly qualified sales, technical and managerial personnel. There can be no assurance that we will be able to attract and retain such employees in the future.

RECENT DEVELOPMENTS

EXACTIUM ACQUISITION

Under an agreement dated April 12, 2000, effective June 2, 2000, Pivotal purchased all of the outstanding shares of Exactium Ltd., an Israeli company based in Atlanta, Georgia. Exactium is a leading electronic selling software provider whose Internet products enable companies to sell complex products and services on their electronic commerce Web sites with intelligent features such as needs analysis, product and service recommendation, advice on features and options and configuration of complex orders. The aggregate purchase price under this agreement was approximately U.S.$45,140,000, less indebtedness owing to Exactium by the selling shareholders and other closing adjustments. A portion of the purchase price was satisfied by the issuance of 1,116,955 common shares of Pivotal. In addition, Pivotal agreed to amendments to Exactium's stock option plan whereby options to purchase 137,000 common shares of Exactium held by the selling shareholders became options to purchase 108,424 common shares in the capital of Pivotal at an exercise price equal to 1.26343 times the exercise price of the Exactium options that were amended.

Prior to the closing of the acquisition by Pivotal, Exactium was majority-owned by publicly-held Industrial & Financial Systems AB, a global leader in the enterprise application marketplace. Concurrent with the transaction, Pivotal and IFS have established an agreement whereby IFS will distribute Pivotal's solutions, and Pivotal will provide support services for IFS's customers and prospects.

Upon completion of the acquisition, Exactium was established as the Pivotal Intelligent eSelling Product Division and Eli Barak, the CEO of Exactium, was appointed to the position of vice president and general manager of the product division.

SIMBA ACQUISITION

Pivotal entered into an agreement dated May 29, 2000 to purchase all the issued and outstanding shares of Simba Technologies Inc. which completed on June 26, 2000. Simba is a private developer of electronic marketing analytics solutions that enable companies to transform multiple Internet activities into a single, integrated "digital conversation". This enables the collector of the data to obtain a profile of customer's preferences, needs and behavior trends, allowing them to anticipate buying patterns and tailor marketing campaigns. The aggregate purchase price under the terms of the Simba purchase agreement was approximately U.S.$17,590,000 and satisfied by Pivotal issuing 537,823 common shares of Pivotal to holders of securities of Simba and by agreeing to amendments to Simba's stock option plan whereby options to purchase approximately 3,900,000 common shares of Simba held by the selling shareholders became options to purchase 299,645 common shares in the capital of Pivotal at an exercise price equal to 13 times the exercise price of the Simba options that were amended.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. You should consider our forward-looking statements in light of the following risk factors and other information in this annual report. If any of the risks described below occurs, our business, results of operation and financial condition could differ from those projected in our forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of the annual report. You should not place undue reliance on forward-looking statements.

FACTORS RELATING TO OUR BUSINESS AND THE MARKET FOR DEMAND CHAIN NETWORK SOLUTIONS MAKE OUR FUTURE OPERATING RESULTS UNCERTAIN AND MAY CAUSE THEM TO FLUCTUATE FROM PERIOD TO PERIOD

Our operating results have varied in the past and we expect that they may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Some of the factors that could affect the amount and timing of our revenues from software licenses and related expenses and cause our operating results to fluctuate include:

-  market acceptance of our solutions;

- the length and variability of the sales cycle for our solutions, which typically ranges between two and six months from our initial contact with a potential customer to the signing of a license agreement;

- the timing of customer orders, which can be affected by customer order deferrals in anticipation of new product introductions, product enhancements and customer budgeting and purchasing cycles;

-  our ability to successfully expand our sales force and marketing programs;

-  our ability to successfully expand our international operations;

- the introduction or enhancement of our solutions or our competitors' solutions;

-  changes in our or our competitors' pricing policies;

- our ability to develop, introduce and market new solutions on a timely basis; and

- general economic conditions, which may affect our customers' capital investment levels in management information systems.

Our product revenues are not predictable with any significant degree of certainty and future product revenues may differ from historical patterns. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter. If customers cancel or delay orders, it can have a material adverse impact on our revenues and results of operations from quarter to quarter. Because our results of operations may fluctuate from quarter to quarter, you should not assume that you could predict results of operations in future periods based on results of operations in past periods.

Even though our revenues are difficult to predict, we base our expected expense levels in part on future revenue projections. Many of our expenses are fixed and we cannot quickly reduce spending if revenues are lower than expected. This could result in significantly lower earnings or greater losses than we anticipate for any given period.

WE EXPECT SEASONAL TRENDS TO CAUSE OUR QUARTERLY LICENSE REVENUES TO FLUCTUATE AND IN RECENT YEARS OUR LICENSE REVENUES FOR THE FOURTH QUARTER OF OUR FISCAL YEAR HAVE EXCEEDED THE REVENUES FOR THE FOLLOWING QUARTER

We have experienced, and expect to continue to experience, seasonality with respect to product license revenues. In recent years, we have experienced relatively greater revenues from licenses in the fourth quarter of our fiscal year, which ends June 30th, than in each of the first three quarters, particularly the first quarter. We have historically recognized more license revenues in the fourth quarter of our fiscal year and recognized less license revenues in the subsequent first quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. In addition, our sales in Europe are generally lower during the summer months than during other periods. We expect that these seasonal trends are likely to continue in the future. If revenues for a quarter ending September 30 are lower than the revenues for the prior quarter, it may be hard to determine whether the reason for the reduction in revenues involves seasonal trends or other factors adversely affecting our business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT HOW OUR BUSINESS WILL DEVELOP AND FUTURE OPERATING RESULTS

We commenced operations in January 1991. We initially focused on the development of application software for pen computers. In September 1994, we changed our focus to research and development of demand chain network solutions. We commercially released the initial versions of our solutions on the following dates:

-  Pivotal Relationship in April, 1996;

-  Pivotal eRelationship in February, 1999;

-  Pivotal Anywhere in October, 1999;

-  Pivotal eRelationship 2000 in February, 2000;

-  Pivotal eSelling 2000 in June, 2000; and

-  Pivotal ePower 2000 (originally a component of eRelationship) in June, 2000.

We have a limited operating history and we face many of the risks and uncertainties encountered by early-stage companies in rapidly evolving markets. These risks and uncertainties include:

-  no history of profitable operations;

-  uncertain market acceptance of our solutions;

-  our reliance on a limited number of solutions;

- the risks that competition, technological change or evolving customer preferences could adversely affect sales of our solutions;

-  the need to expand our sales and support capabilities;

-  our reliance on third parties to market, install and support our solutions;

- our dependence on a limited number of key personnel, including our co-founders; and

- the risk that our management will not be able to effectively manage growth or acquisitions we have undertaken or may undertake in the future.

The new and evolving nature of the demand chain network solutions market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop and our future operating results.

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE BECAUSE OF OUR PLAN TO INCREASE OPERATING EXPENSES

We have incurred net losses in each fiscal year since inception, except for the year ended June 30, 1998, in which we had net income of approximately $4,000. As at June 30, 2000, we had an accumulated deficit of approximately $15.8 million. We have increased our operating expenses in recent periods and plan further increases in the future. Our planned increases in operating expenses may result in larger losses in future periods. As a result, we will need to generate significantly greater revenues than we have to date to achieve and maintain profitability. We cannot assure you that our revenues will increase. Our business strategies may not be successful and we may not be profitable in any future period.

THE MARKET FOR OUR SOLUTIONS IS HIGHLY COMPETITIVE

The market for our software is intensely competitive, fragmented and rapidly changing. We face competition from companies in two distinct markets, the demand chain network solutions market and the electronic commerce software market.

In addition, as we develop new solutions, particularly applications focused on electronic commerce or specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share.

Some of our actual and potential competitors are larger, more established companies and have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

WE DEPEND UPON MICROSOFT AND THE CONTINUED ADOPTION AND PERFORMANCE OF THE MICROSOFT WINDOWS 2000 AND MICROSOFT BACKOFFICE PLATFORMS

We have designed our solutions to operate on the Microsoft Windows 2000 and Microsoft BackOffice platforms. The Windows 2000 operating system is a new product of Microsoft released in February 2000. We have spent considerable resources testing the compatibility of our product with the Windows 2000 operating system. The performance of our solutions with the Windows 2000 operating system has limited experience in the marketplace. As a result, we market our solutions exclusively to customers who have developed their computing systems around these platforms.

Our future financial performance will depend on continued growth in the number of businesses that successfully adopt the Microsoft Windows 2000 and Microsoft BackOffice computing platforms. The Microsoft Windows 2000 and Microsoft BackOffice computing platforms face increasing competition, particularly from platforms such as Unix and Linux, databases from companies such as Oracle and IBM and Internet server software from companies such as Sun Microsystems, Inc. Acceptance of the Microsoft Windows 2000 and Microsoft BackOffice platforms may not continue to increase in the future. The market for software applications that run on these platforms has in the past been significantly affected by the timing of new product releases, competitive operating systems and enhancements to competing computing platforms. If the number of businesses that adopt Microsoft Windows 2000 and Microsoft BackOffice fails to grow or grows more slowly than we currently expect, or if Microsoft delays the release of new or enhanced solutions, our revenues from Pivotal eRelationship 2000 could be adversely affected.

The performance of our solutions depends, to some extent, on the technical capabilities of the Microsoft Windows 2000 and Microsoft BackOffice platforms. If these platforms do not meet the technical demands of our solutions, the performance or scalability of our solutions could be limited and, as a result, our revenues from Pivotal eRelationship 2000 could be adversely affected. It is also possible that Microsoft Corporation may decide to introduce solutions or services that compete with ours.

Broad antitrust actions initiated by federal and state regulatory authorities have resulted in a verdict against Microsoft. The government has proposed that, as a result of the verdict, Microsoft should be divided into two companies. Microsoft has appealed the verdict to the U.S. Court of Appeals for the District of Columbia. Any outcome to these actions that weakens the competitive position of Microsoft Windows 2000 or BackOffice solutions could adversely affect the market for our solutions.

THE MARKET FOR OUR SOLUTIONS IS NEW AND HIGHLY UNCERTAIN AND OUR PLAN TO FOCUS ON INTERNET-BASED APPLICATIONS AND TO INTEGRATE ELECTRONIC COMMERCE FEATURES ADDS TO THIS UNCERTAINTY

The market for demand chain network solutions is still emerging and continued growth in demand for and acceptance of demand chain network solutions remains uncertain. Even if the market for demand chain network solutions grows, businesses may purchase our competitors' solutions or develop their own. We believe that many of our potential customers are not fully aware of the benefits of demand chain network solutions and, as a result, these solutions may never achieve full market acceptance.

The development of our Internet-based solutions for demand chain management presents additional challenges and uncertainties. We are uncertain how businesses will use the Internet as a means of communication and commerce and whether a significant market will develop for Internet-based demand chain network solutions. The use of the Internet is evolving rapidly and many companies are developing new solutions and services that use the Internet. We do not know what forms of solutions and services may emerge as alternatives to our existing solutions or to any future Internet-based or electronic commerce features and services we may introduce. We have spent and will continue to spend, considerable resources educating potential customers about our solutions and demand chain network solutions in general. However, even with these educational efforts, market acceptance of our solutions may not increase. If the markets for our solutions do not grow or grow more slowly than we currently anticipate, our revenues may not grow and may even decline.

We commenced our PivotalHost program in October 1999, whereby we provide customers access to our software applications on a monthly subscription basis over the Internet through an application service provider. Since the inception of the PivotalHost program, a majority of our new customers have continued to purchase perpetual licenses rather than subscribing to the PivotalHost program. We do not know if this will prove to be a successful business model in the future. If it proves to be a successful business model in the future, we may experience a significant change in our revenue recognition due to the recognition of license revenue over the extended life of the contract rather than revenue recognition on delivery of the product.

We commenced our PivotalWeb .NET in October 1999 (formerly known as the business-to-business (B2B) Syndicate program). Under this program, we use the Internet to furnish our customers with information or services provided by the PivotalWeb .NET members. We do not know if this will continue to be a successful business model or if it will result in any material revenue for Pivotal.

OUR SUCCESS WILL DEPEND UPON THE SUCCESS OF OUR SOLUTIONS

We anticipate that a majority of our revenues and growth in the foreseeable future will come from sales of our integrated product suite, consisting of Pivotal eRelationship 2000, IntraHub, eRelationship 2000 CustomerHub and eRelationship 2000 PartnerHub product suite licenses and related services. Accordingly, failure of our integrated product suite to gain increased market acceptance and to compete successfully would adversely affect our business, results of operations and financial condition. Our future financial performance will depend on our ability to succeed in the continued sale of our integrated product suite and related services, as well as the development of new versions and enhancements of these products.

THE SUCCESS OF OUR SOLUTIONS WILL DEPEND UPON THE CONTINUED USE AND EXPANSION OF THE INTERNET

Increased sales of our solutions and any future Internet-based applications and electronic commerce features we integrate with our current solutions, will depend upon the expansion of the Internet as a leading platform for commerce and communication. If the Internet does not continue to become a widespread communications medium and commercial marketplace, the demand for our solutions could be significantly reduced and our solutions and any future Internet-based and electronic commerce features may not be commercially successful. The Internet infrastructure may not be able to support the demands placed on it by continued growth. The Internet could lose its viability due to delays in the development or adoption of new equipment, standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service.

Other concerns that could inhibit the growth of the Internet and its use by business as a medium for communication and commerce include:

-  concerns about security of transactions conducted over the Internet;

- concerns about privacy and the use of data collected and stored recording interactions over the Internet;

- the possibility that federal, state, local or foreign governments will adopt laws or regulations limiting the use of the Internet or the use of information collected from communications or transactions over the Internet; and

-  the possibility that governments will seek to tax Internet commerce.

WE DEPEND ON THIRD-PARTY WIRELESS SERVICE PROVIDERS FOR THE SUCCESSFUL IMPLEMENTATION OF OUR PIVOTAL ANYWHERE SOLUTION

Our Pivotal Anywhere solution provides a wireless platform that allows our other solutions to be accessed wirelessly. We depend on third-party providers of wireless services for the successful implementation of Pivotal Anywhere. Because Pivotal Anywhere relies on wireless services developed and maintained by third parties, we depend on these third parties' abilities to deliver and support reliable wireless services. The wireless industry is new and rapidly developing and involves many risks, including:

- extensive government regulation in licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems which may prevent our third-party providers from successfully expanding their wireless services;

- rapid expansion of the wireless services infrastructure which may result in flaws in the infrastructure; and

- concerns over radio frequency emissions or other health and safety risks which may discourage use of wireless services.

OUR FUTURE REVENUE GROWTH COULD BE IMPAIRED IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES AND SUPPORT INFRASTRUCTURE

Our future revenue growth will depend in large part on our ability to successfully expand our direct sales force and our customer support capability. We may not be able to successfully manage the expansion of these functions or to recruit and train additional direct sales, consulting and customer support personnel. There is presently a shortage of qualified personnel to fill these positions. If we are unable to hire and retain additional highly skilled direct sales personnel, we may not be able to increase our license revenue to the extent necessary to achieve profitability. If we are unable to hire highly trained consulting and customer support personnel we may be unable to meet customer demands. We are not likely to be able to increase our revenues as we plan if we fail to expand our direct sales force or our consulting and customer support staff. Even if we are successful in expanding our direct sales force and customer support capability, the expansion may not result in revenue growth.

WE RELY ON OUR PIVOTAL ALLIANCE NETWORK OF INDEPENDENT COMPANIES TO SELL, INSTALL AND SERVICE OUR SOLUTIONS AND TO PROVIDE SPECIALIZED SOFTWARE FOR USE WITH THEM AND OUR PIVOTAL HOST PROGRAM RELIES ON THIRD-PARTY APPLICATION SERVICE PROVIDERS

We do not have the internal implementation and customization capability to support our current level of sales of licenses. Accordingly, we have established and relied on our international network of independent companies we call the Pivotal Alliance. Members of the Pivotal Alliance market and sell our solutions, provide implementation services, provide technical support and maintenance on a continuing basis and provide us with software applications that we can bundle with our solutions to address specific industry and customer requirements. Approximately 24% and 28% of our revenues for the years ended June 30, 2000 and 1999, respectively, were from sales made through third-party resellers. Almost all of our customers retain members of the Pivotal Alliance to install and customize our solutions. If we fail to maintain our existing Pivotal Alliance relationships, or to establish new relationships, or if existing or new members of the Pivotal Alliance do not perform to our expectations, our ability to sell, install and service our solutions may suffer.

There is an industry trend toward consolidation of systems integrators that implement, customize and maintain solutions. Some of the systems integrators in the Pivotal Alliance have engaged in discussions concerning business consolidations. We are uncertain as to the effect that any consolidation may have on our relationships with members of the Pivotal Alliance.

The success of our PivotalHost program will depend on the commitment and performance of third-party application service providers to successfully implement and market services that incorporate our solutions.

THE LOSS OF OUR CO-FOUNDERS OR OTHER KEY PERSONNEL OR OUR FAILURE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

Our success depends largely upon the continued service of our executive officers and other key management, sales and marketing and technical personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. In particular, we rely on our co-founders, Norman Francis, President, Chief Executive Officer and director and Keith Wales, our Chief Technical Officer and director. We do not have employment agreements with Messrs. Francis and Wales and, therefore, Messrs. Francis and Wales could terminate their employment with us at any time without penalty. Nor do we maintain key man life insurance on the lives of Messrs. Francis and Wales.

Our future success also depends on our ability to attract and retain highly qualified personnel. The competition for qualified personnel in the computer software and Internet markets is intense and we may be unable to attract or retain highly qualified personnel in the future. In addition, due to intense competition for qualified employees, it may be necessary for us to increase the level of compensation paid to existing and new employees to the degree that our operating expenses could be materially increased.

WE FACE RISKS FROM THE EXPANSION OF OUR INTERNATIONAL OPERATIONS

We intend to substantially expand our operations outside the United States and Canada. We began by acquiring Transitif in France and opening offices in the Republic of Ireland, the United Kingdom, the Netherlands, Germany, Japan, Australia and New Zealand. We expect to continue this expansion of our international operations. International operations are subject to numerous inherent potential risks, including:

-  unexpected changes in regulatory requirements;

-  export restrictions, tariffs and other trade barriers;

-  changes in local tax rates or rulings by local tax authorities;

- challenges in staffing and managing foreign operations, differing technology standards, employment laws and practices in foreign countries;

-  less favorable intellectual property laws;

- longer accounts receivable payment cycles and difficulties in collecting payments;

-  political and economic instability; and

- fluctuations in currency exchange rates and the imposition of currency exchange controls.

Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

Our international expansion will require significant management attention and financial resources. We will have to significantly enhance our direct and indirect international sales channels and our support and services capabilities. We may not be able to maintain or increase international market demand for our solutions. We may not be able to sustain or increase international revenues from licenses or from consulting and customer support.

In some foreign countries we rely on selected solution providers to translate our software into local languages, adapt it to local business practices and complete installations in local markets. We are highly dependent on the ability and integrity of these solution providers and if any of them should fail to properly translate, adapt or install our software, our reputation could be damaged and we could be subjected to liability. If any of these solution providers should fail to adequately secure our software against unauthorized copying, our proprietary software could be compromised.

POLITICAL UNREST MAY ADVERSELY AFFECT THE OPERATION OF OUR EUROPEAN CUSTOMER SUPPORT CENTER LOCATED IN NORTHERN IRELAND

We have 15 employees located in our Belfast, Northern Ireland customer support center. This center provides customer support primarily to all of our customers in Europe and provides back-up support for other customers around the world. Northern Ireland has historically experienced periods of religious, civil and political unrest. Northern Ireland may experience further unrest which could disrupt our ability to provide customer support to our customers and have a material adverse effect on our results of operations and financial condition.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND RISKS ASSOCIATED WITH OUR HEDGING POLICIES MAY AFFECT OUR OPERATING RESULTS

Substantially all of our revenues and corresponding receivables are in United States dollars. However, a majority of our research and development expenses, customer support costs and administrative expenses are in Canadian dollars. In the quarter ended March 31, 1999, we adopted a hedging policy intended to reduce the effects of foreign exchange fluctuations on our results of operations. As part of our hedging policy, we identify our future Canadian currency requirements related to payroll costs, capital expenditures and operating lease commitments and purchase forward exchange contracts at the beginning of an operational period to cover these currency needs. The operational period for our contracts is generally limited to two quarters. If our actual currency requirements differ materially from our hedged position during periods of currency volatility, or if we do not continue to hedge our Canadian currency commitments, we could experience unanticipated currency gains or losses.

Our hedging policy subjects us to risks relating to the creditworthiness of the commercial banks that we contract with in our hedging transactions. If one of these banks cannot honor its obligations, we may suffer a loss.

We also invest in our international operations which will likely result in increased future operating expenses in United Kingdom pound sterling, French franc, Euro, German mark, Japanese yen, Australian dollars and New Zealand dollars. We are exposed to fluctuations in the exchange rates between the United States dollar and these currencies. Our exposure to exchange fluctuations in these foreign currencies has been minimal to date. Accordingly, our current hedging practice does not cover any foreign exchange risk related to these operations.

The purpose of our hedging policy is to reduce the effect of exchange rate fluctuations on our results of operations. Therefore, while our hedging policy reduces our exposure to losses resulting from unfavorable changes in currency exchange rates, it also reduces or eliminates our ability to profit from favorable changes in currency exchange rates.

WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON OUR RESOURCES AND ANY FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD CAUSE OUR BUSINESS TO SUFFER

We have been expanding our operations rapidly and intend to continue this expansion for the foreseeable future. The number of our employees increased from 151 on June 30, 1998 to 270 on June 30, 1999. As of June 30, 2000 we had 526
employees, 76 of which were added through acquisitions in the last quarter of 2000. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources as we integrate and manage new employees, more locations and more customers, supplier and other business relationships. In the past we have decided to and in the future we may need to improve or replace our existing operational and customer service systems, procedures and controls. Any failure by us to properly manage our growth of these systems and procedural transitions could impair our ability to efficiently manage our business, to maintain and expand important relationships with members of the Pivotal Alliance and other third parties and to attract and service customers which could cause us to incur higher operating costs and delays in the execution of our business plan or in the reporting or tracking of our financial results.

THE INTEGRATION OF TRANSITIF, EXACTIUM, SIMBA AND ANY FUTURE ACQUISITIONS MAY BE DIFFICULT AND DISRUPTIVE

We are currently in the process of integrating the Transitif, Exactium and Simba businesses with our business and we are expending significant financial resources in this effort. The integration of these three companies is subject to risks commonly encountered in acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating ongoing businesses and the ability of our sales force and consultants to integrate. We will also need to integrate the solutions of Exactium and Simba into our product offerings. We may not successfully overcome these risks or any other problems that may be encountered in connection with the acquisitions of Transitif, Exactium or Simba. Accordingly, it is uncertain whether we will receive the benefits we anticipate from these acquisitions and we may not realize value from these acquisitions comparable to the resources we have invested in them.

Amortization of intangible assets resulting from acquisitions will adversely affect our reported income. In connection with the acquisitions of Exactium, Simba and Transitif, we allocated an aggregate of $58.1 million of the purchase prices to intangible assets that we are amortizing over a period of three years on a straight-line basis. During the year ending June 30, 2001, we expect amortization expenses related to these intangible assets to be approximately $20.0 million. Future acquisitions may result in the creation of significant additional intangible assets and related amortization expense.

As part of our business strategy, we may seek to grow by making additional acquisitions. We may not effectively select acquisition candidates or negotiate or finance acquisitions or integrate the acquired businesses and their personnel or acquired solutions or technologies into our business. We cannot assure you that we can complete any acquisition we pursue on favorable terms, or that any acquisition will ultimately benefit our business.

OUR SALES CYCLE IS LONG AND SALES DELAYS COULD CAUSE OUR OPERATING RESULTS TO VARY WIDELY

We believe that an enterprise's decision to purchase a demand chain network solutions system is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell licenses for our solutions, we typically must educate our potential customers regarding the use and benefits of demand chain network solutions in general and our solutions in particular, which can require significant time and resources. Consequently, the period between initial contact and the purchase of licenses for our solutions is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. We frequently must invest substantial resources to develop a relationship with a potential customer and educate its personnel about our solutions and services with no guarantee that our efforts will be rewarded with a sale. Our sales cycles are lengthy and variable, typically ranging between two and six months from our initial contact with a potential customer to the signing of a license agreement, although sales sometimes require substantially more time. Sales delays could cause our operating results to vary widely.

OUR PLAN TO EXPAND OUR SERVICE CAPABILITY COULD ADVERSELY AFFECT GROSS PROFIT MARGINS AND OPERATING RESULTS

Revenues from services and maintenance have lower gross margins than revenues from licenses. Therefore, an increase in the percentage of revenues generated from services and maintenance as compared to revenues from licenses will lower our overall gross margins. In addition, an increase in the cost of revenues from services and maintenance as a percentage of revenues from services and maintenance could have a negative impact on overall gross margins.

Although margins related to revenues from services and maintenance are lower than margins related to revenues from licenses, our services organization currently generates gross profits and we are seeking to expand our service capability and our revenues from services and maintenance.

Revenues from services and maintenance depend in part on renewals of technical support contracts by our customers. However, there is no certainty that our customers will renew their technical support contracts. Our ability to increase revenues from services and maintenance will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel. We may not be able to do so.

To meet our expansion goals, we expect to hire additional services personnel. If demand for our services organization does not increase in proportion to the number of additional personnel we hire, gross profits could fall, or we may incur losses from our services activities. In addition, the costs of delivering services could increase and any material increase in these costs could reduce or eliminate the profitability of our services activities.

WE RELY ON SOFTWARE LICENSED TO US BY THIRD PARTIES FOR FEATURES WE INCLUDE IN OUR SOLUTIONS

We incorporate into our solutions software that is licensed to us by third-party software developers including Microsoft SQL Server 7.0, Sheridan Calendar Control, InstallShield 3, Seagate Crystal Reports, E.piphany E.4 and Interactive Intelligence Enterprise Interaction Center. We are seeking to further increase the capabilities of our solutions by licensing additional applications from third parties. A significant interruption in the availability of any of this licensed software could adversely affect our sales, unless and until we can replace this software with other software that performs similar functions. Because our solutions incorporate software developed and maintained by third parties, we depend on these third parties' abilities to deliver and support reliable solutions, enhance their current solutions, develop new solutions on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. If third-party software offered now or in the future in conjunction with our solutions becomes obsolete or incompatible with future versions of our solutions, we may not be able to continue to offer some of the features we presently include in our solutions unless we can license alternative software or develop the features ourselves.

WE MUST CONTINUE TO DEVELOP ENHANCEMENTS TO OUR SOLUTIONS AND NEW APPLICATIONS AND FEATURES THAT RESPOND TO EVOLVING NEEDS OF OUR CUSTOMERS. RAPID TECHNOLOGICAL CHANGE AND ADVANCES INTRODUCED BY OUR COMPETITORS

The software market in which we compete is characterized by rapid change due to changing customer needs, rapid technological changes and advances introduced by competitors. Existing solutions become obsolete and unmarketable when solutions using new technologies are introduced and new industry standards emerge. New technologies could change the way demand chain network solutions are sold or delivered. As a result, the life cycles of our solutions are difficult to estimate. We also may need to modify our solutions when third parties change software we integrate into our solutions. To be successful we must continue to enhance our current product line and develop new applications and features.

We may not be able to successfully develop or license the applications necessary to offer these or other features, or to integrate these applications with our existing solutions. We have delayed enhancements and new product release dates several times in the past and may not be able to introduce new solutions, product enhancements, new applications or features successfully or in a timely manner in the future. If we delay release of our new solutions or product enhancements or new applications or features or if they fail to achieve market acceptance when released, we may not be able to keep up with the latest developments in the market and our revenues may fall. We may not be able to respond effectively to customer needs, technological changes or advances introduced by our competitors and our solutions could become obsolete.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS

Our success depends in part on our ability to protect our proprietary software and our other proprietary rights from copying, infringement or use by unauthorized parties. To protect our proprietary rights we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these types of agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our solutions and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, these types of breaches or unauthorized activities.

CLAIMS BY OTHER COMPANIES THAT OUR SOLUTIONS INFRINGE THEIR COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR SOLUTIONS AND INCREASE OUR COSTS

If any of our solutions violates third-party proprietary rights, including copyrights and patents, we may be required to reengineer our solutions or obtain licenses from third parties to continue offering our solutions without substantial reengineering. Although some of our current and potential competitors have sought patent protection for similar demand chain network solutions systems, we have not sought patent protection for our solutions. If a patent has been issued or is issued in the future to a third-party that prevents us from using technology included in our solutions, we would need to obtain a license or re-engineer our product to function without infringing the patent. Any efforts to re-engineer our solutions or obtain licenses from third parties may not be successful and, in any case, could substantially increase our costs, force us to interrupt product sales or delay product releases.

OUR SOFTWARE SOLUTIONS MAY SUFFER FROM DEFECTS OR ERRORS

Solutions as complex as ours may contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of some versions of our solutions until software problems were corrected and in some cases have provided product enhancements to correct errors in released solutions. Enhancements, new applications and features to our solutions may not be free from errors after commercial shipments have begun. Any errors that are discovered after the commercial release of enhancements, new applications and features to our solutions could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs and liability claims.

Our end-user licenses contain provisions that limit our exposure to product liability claims, but, these provisions may not be enforceable in all jurisdictions. In some cases, we have been required to waive these contractual limitations. Further, we may be exposed to product liability claims in international jurisdictions where our solution provider has supplied our solutions and negotiated the license without our involvement. A successful product liability claim could result in material liability and damage to our reputation.

In addition, products we rely on, such as Microsoft platform products, may contain defects or errors. Our solutions rely on these products to operate properly. Therefore, any defects in these products could adversely affect the operation of and market for our solutions, reduce our revenues, increase our costs and damage our reputation.

IF OUR CUSTOMERS SYSTEMS' SECURITY IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER

A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Users of our solutions transmit their and their customers' confidential information over the Internet. In our license agreements with our customers, we disclaim responsibility for the security of confidential data and have contractual disclaimers and indemnities for any damages claimed against us. However, if unauthorized third parties are successful in obtaining confidential information from users of our solutions, our reputation and business may be damaged and, if our contractual disclaimers and indemnities are not enforceable, we may be subjected to liability.

CHANGES IN ACCOUNTING STANDARDS AND IN THE WAY WE CHARGE FOR LICENSES COULD AFFECT OUR FUTURE OPERATING RESULTS

We recognize revenues from the sale of software product licenses on delivery of our solutions if:

-  persuasive evidence of an arrangement exists;

-  the fee is fixed or determinable;

- vendor specific objective evidence exists to allocate the total fee among all elements of the arrangement; and

-  collection of the license fee is probable.

Under certain license arrangements, with either a fixed or indefinite term, our customers agree to pay for the license with periodic payments extending beyond one year. We recognize revenues from these arrangements as the periodic payments become due, provided all other conditions for revenue recognition are met. If these arrangements become popular with our customers, we may have lower revenues in the short-term than we would otherwise, because revenues for licenses sold under these arrangements will be recognized over time rather than upon delivery of our product.

We recognize maintenance revenues ratably over the contract term, typically one year, and recognize revenues for consulting, education and implementation and customization services as the services are performed.

Administrative agencies responsible for setting accounting standards, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are also reviewing the accounting standards related to business combinations and share-based compensation. Any changes to these accounting standards, any other accounting standards, or the way these standards are interpreted or applied could require us to change the manner in which we recognize revenue, how we account for share compensation, for any future acquisitions or other aspects of our business, which could adversely affect our reported financial results.

OUR SHARE PRICE MAY CONTINUE TO BE VOLATILE

Our share price has fluctuated substantially since our initial public offering in August 1999. The trading price of our common shares is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in revenues and earnings estimates by securities analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common shares.

CERTAIN SHAREHOLDERS MAY BE ABLE TO EXERCISE CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of our outstanding common shares as of June 30, 2000. While these shareholders do not hold a majority of our outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common shares.


ITEM 2.        PROPERTIES

Our principal administrative, professional services and research and development facilities are located in North Vancouver, British Columbia, Canada, and consist of approximately 43,000 square feet of office space in three separate buildings. Each of the leases for these buildings expires in September 2002. Our principal sales and marketing facility is located in Kirkland, Washington and consists of approximately 13,600 square feet of office space held under a lease that expires in December 2003. We also have a significant sales and training center in Des Plaines, Illinois that consists of approximately 8,309 square feet of space under a lease that expires in August 2003.

Our main administrative office for Europe, the Middle East and Africa is located in Dublin, Ireland held under a lease expiring in August 2001. Our principal sales and marketing office for Europe, the Middle East and Africa is located in Hemel Hempstead, England held under a lease that expires in March 2004. Our European customer support center is located in Belfast, Northern Ireland and consists of approximately 9,648 square feet of office space under a lease that expires in April 2010.

As of June 30, 2000, we also leased offices in: Tokyo, Japan; Sydney, Australia; Heidelberg, Germany; San Bruno and Irvine, California; Dallas, Texas; Denver, Colorado; Levallois-Perret, France; North Andover, Massachusetts; Morristown, New Jersey; New York, New York; and Bethesda, Maryland.


ITEM 3.        LEGAL PROCEEDINGS

We are not currently party to any material pending legal proceedings.


ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

MARKET INFORMATION

Our common shares began trading on the Nasdaq National Market on August 5, 1999 under the symbol PVTL. The table below lists the high and low closing prices per share of our common shares for each quarterly period during the past fiscal year, as reported on the Nasdaq National Market.



                                                                                   Price Range
                                                                                of Common Shares
                                                                                ----------------
                                                                                 High       Low
                                                                                ------    ------
Year Ended June 30, 2000
First Quarter (beginning August 5, 1999)................................        $19.69    $12.06
Second Quarter..........................................................         59.00     18.13
Third Quarter...........................................................         68.56     30.06
Fourth Quarter..........................................................         45.50     18.78


Our common shares began trading on The Toronto Stock Exchange on August 17, 2000 under the symbol PVT. On September 22, 2000, the high and low closing prices per share of our common shares were CDN $83.00 and CDN $74.00, respectively, as reported on The Toronto Stock Exchange.

HOLDERS

As of September 1, 2000, there were approximately 265 holders of record of our common shares. This does not include the number of persons whose shares are in nominee or "street name" accounts through brokers.

DIVIDENDS

We have never declared or paid any cash dividends on our share capital. We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On June 2, 2000, in connection with the acquisition of Exactium Ltd., we issued 1,116,955 common shares. This transaction was exempt from Securities Act registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On June 26, 2000, in connection with the acquisition of Simba Technologies Inc., we issued 537,823 common shares. This transaction was exempt from Securities Act registration pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act and the exclusion from registration provided by Regulation S under the Securities Act.

USE OF PROCEEDS

On August 4, 1999 Pivotal's registration statement on Form F-1, Registration No. 333-82871, became effective. The offering date was August 5, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Bear, Stearns & Co. Inc. and Dain Rauscher Wessels. The offering consisted of 3,975,000 common shares of Pivotal, which includes 475,000 common shares offered pursuant to the subsequent exercise of the underwriter's over allotment option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to Pivotal, after accounting for $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million. Pivotal generated interest income of approximately $2.36 million during the year ended June 30, 2000.

We used $13.1 million of the $43.1 million net proceeds in connection with the acquisition of Exactium Ltd. The remaining $30 million of the net proceeds continues to be invested in investment-grade, interest bearing, short-term instruments.

None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly to directors, officers or general partners of Pivotal or their associates, persons owning 10% or more of any class of securities or affiliates of Pivotal.


ITEM 6.        SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this report. The consolidated statement of operations data for each of the three years ended June 30, 2000, 1999 and 1998 and the consolidated balance sheet data as of June 30, 2000 and 1999 are derived from audited financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended June 30, 1997 and 1996 and the consolidated balance sheet data as of June 30, 1998, 1997 and 1996 are derived from audited consolidated financial statements not included in this report.


                                                                      YEAR ENDED JUNE 30,
                                                -----------------------------------------------------------
                                                2000(1)        1999         1998         1997         1996
                                                -------      -------      -------      -------      -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Licenses                                     $37,384      $18,819      $11,311      $ 2,916      $   368
   Services and
    maintenance                                  15,555        6,508        2,898          590           31
                                                -------      -------      -------      -------      -------
    Total revenues                               52,939       25,327       14,209        3,506          399
                                                -------      -------      -------      -------      -------

COST OF REVENUES:
   Licenses                                       2,141          536          401          121            2
   Services and
    maintenance                                   8,147        3,078        1,281          387            -
                                                -------      -------      -------      -------      -------
    Total cost of revenues                       10,288        3,614        1,682          508            2
                                                -------      -------      -------      -------      -------

Gross profit                                     42,651       21,713       12,527        2,998          397

OPERATING EXPENSES:
   Sales and marketing                           31,165       16,830        9,226        2,646          604
   Research and
    development                                   8,906        4,958        1,910        1,163          742
   General and
    administrative                                4,190        2,466        1,513          725          397
   Amortization of
     goodwill                                     1,409            -            -            -            -
   In-process research and development and
     other charges                                6,979            -            -            -            -
                                                -------      -------      -------      -------      -------
   Total operating expenses                      52,649       24,254       12,649        4,534        1,743
                                                -------      -------      -------      -------      -------


                                                                                YEAR ENDED JUNE 30,
                                                       --------------------------------------------------------------------
                                                       2000(1)          1999           1998           1997           1996
                                                       --------       --------       --------       --------       --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from operations                                     (9,998)        (2,541)          (122)        (1,536)        (1,346)

Interest and other income                                 2,193            (24)           136            142             85
                                                       --------       --------       --------       --------       --------

Income (loss) before income taxes                        (7,805)        (2,565)            14         (1,394)        (1,261)

Income taxes                                                557            243             10              -              -
                                                       --------       --------       --------       --------       --------
Net income (loss) for the period                       $ (8,362)      $ (2,808)      $      4       $ (1,394)      $ (1,261)
                                                       ========       ========       ========       ========       ========

Basic and diluted earnings (loss) per share            $  (0.45)      $  (0.72)            $-       $  (0.41)      $  (0.37)
Pro forma basic and diluted loss per share(2)          $  (0.39)      $  (0.18)
Shares used to calculate earnings (loss) per share
   Basic                                                 18,643          3,888          3,720          3,393          3,372
   Diluted                                               18,643          3,888         14,927          3,393          3,372
   Pro forma basic and diluted loss per share(2)         21,339         15,940



                                                                       AS OF JUNE 30,
                                             -------------------------------------------------------------------
                                               2000          1999           1998           1997           1996
                                             --------      --------       --------       --------       --------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                    $  4,734      $  9,338       $  1,202       $  3,898       $    706
Working capital                                28,297         7,257          3,317          4,417            731
Total assets                                  121,945        21,722         10,752          6,729          1,114
Long-term obligations                              --            --             --             --             --
Redeemable convertible preferred shares            --        17,500          9,500          9,500          4,100
Total shareholders' equity (deficit)           96,097        (7,192)        (4,455)        (4,533)        (3,229)

NOTES:
(1) Results for the year ended June 30, 2000 include a charge for in process research and development and other charges related to the acquisition of Exactium and Simba. See note 2 to consolidated financial statements.
(2) See note 1 of notes to consolidated financial statements for calculation of pro forma earnings (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pivotal Corporation's technology solutions enable large and medium-sized businesses worldwide to increase, serve and manage their customer base. We refer to our solutions as demand chain network solutions because they automate and manage marketing, selling and servicing processes over the Internet by integrating customer relationship management, electronic selling, electronic commerce and wireless technologies. Our demand chain solutions are designed to compliment and integrate with a business' supply chain, therefore enabling businesses to increase efficiency and revenues. Pivotal's scalable, XML-based demand chain network solutions are designed to meet the needs of businesses ranging from emerging companies in the new digital economy to traditional businesses that are seeking to integrate the opportunities presented by the Internet into their business model.

RECENT ACQUISITIONS

During the year ended June 30, 2000, we expanded our portfolio of solutions and distribution capabilities by completing the acquisitions described below. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations of each acquired company are included in our consolidated statement of income since the acquisition date and the related assets acquired and liabilities assumed were recorded based upon their respective fair values at the date of acquisition.

TRANSITIF S.A.

Effective December 3, 1999, Pivotal acquired Transitif S.A. (now Pivotal Corporation France S.A.), a French corporation that distributes demand chain network solutions. Transitif deploys Pivotal solutions through its network of systems integrators throughout France. We paid cash of $1.3 million including acquisition-related expenditures of $120,000. Additional consideration is payable if the net after-tax earnings of Transitif and license revenues received by Transitif from the future sale of licenses for Pivotal solutions exceed certain targets to June 2002. No payments related to additional consideration were required to be made for the period ended June 30, 2000.

EXACTIUM LTD.

On June 2, 2000, Pivotal acquired Exactium Ltd., an Israeli company based in Atlanta, Georgia that provides electronic selling solutions for Internet and Microsoft standards. We paid a total purchase price of $45.1 million. Significant components of the purchase price include the issuance of common shares and options to purchase common shares with a fair value of $32 million and cash of $13.1 million from working capital (including a shareholder loan repayment of $5.4 million and acquisition related expenditures of $775,000). The amount allocated to in-process research and development of $2.8 million was expensed on the acquisition date. Our valuation employed the SEC's guidelines regarding acceptable methodologies for valuing in-process research and development.

SIMBA TECHNOLOGIES INC.

On June 26, 2000, Pivotal acquired Simba Technologies Inc. (now Digital Conversations Inc.), a Vancouver, British Columbia company that provides digital solutions to aggregate and analyze all Internet customer interactions such as eMail messages, Web chat sessions and Web site surfing into an integrated conversation for Microsoft standards. We paid a total purchase price of $17.6 million consisting of common shares and options to purchase common shares with a fair value of $17.1 million and acquisition-related expenditures of $455,000. The purchased in-process research and development of $1.9 million was expensed at the time of the acquisition.

SOURCE OF REVENUE AND REVENUE RECOGNITION POLICY

We derive our revenues from the sale of software and services. We recognize product license revenues on delivery of our solutions if:

-    there is persuasive evidence of an arrangement;

-    the fee is fixed or determinable;

- there is vendor-specific objective evidence supporting allocating the total fee among all elements of a multiple-element arrangement; and

-    the collection of the license fee is probable.

Multiple-element arrangements could consist of software licenses, upgrades, enhancements, maintenance and consulting services. Under some license arrangements, with either a fixed or indefinite term, our customers agree to pay for the license with periodic payments extending beyond one year. We recognize revenues from these arrangements as the periodic payments become due, provided all other conditions for revenue recognition are met.

We enter into reseller and sub-licensing arrangements that provide a fee payable to us based on a percentage of list price. We recognize revenue only on the fees payable to us, net of any amount payable to the reseller by the customer.

We typically sell first year maintenance with the related software license.

Revenue related to maintenance is recognized over the term of the maintenance contract, typically one year. Revenues relating to technical support and maintenance have increased due to our increasing customer base and the renewal of technical support and maintenance contracts upon expiration of first year maintenance arrangements.

We recognize revenues from consulting, implementation services, and education as these services are performed. We derive revenue from these services primarily on a time-and-materials basis under a separate service arrangement with the customer. More than 90% of the implementation services provided to our customers in connection with installations of our solutions are provided by third-party consulting and implementation service providers. These third-party service providers contract directly with the customer.

Our cost of license revenues primarily consists of costs relating to the packaging and distribution of solutions and related documentation and license fees due to third parties for integrated technology. Our cost of services revenues includes salaries and related expenses for our implementation, consulting support and education organizations and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas based on their headcount.

Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Since license revenues from our solutions are not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenues for the developed solutions are recognized.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data for the three years ended June 30, 2000 expressed as a percentage of total revenues:


                                                                   Year ended June 30,
-------------------------------------------------------------------------------------------------------
                                                     2000                 1999                 1998
-------------------------------------------------------------------------------------------------------
REVENUES:

     Licenses                                         71%                  74%                  80%

     Services and maintenance                         29%                  26%                  20%
-------------------------------------------------------------------------------------------------------
          Total revenues                             100%                 100%                 100%
-------------------------------------------------------------------------------------------------------
COST OF REVENUES:

     Licenses                                          4%                   2%                   3%

     Services and maintenance                         15%                  12%                   9%
-------------------------------------------------------------------------------------------------------
          Total cost of revenues                      19%                  14%                  12%
-------------------------------------------------------------------------------------------------------

Gross profit                                          81%                  86%                  88%
-------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

     Sales and marketing                              59%                  66%                  65%

     Research and development                         17%                  20%                  13%

     General and administrative                        8%                  10%                  11%

     Amortization of goodwill                          3%                  --                   --

     In-process research and
     development and other charges                    13%                  --                   --
-------------------------------------------------------------------------------------------------------
          Total operating expenses                   100%                  96%                  89%
-------------------------------------------------------------------------------------------------------
     Loss from operations                            (19%)                (10%)                 (1%)

     Interest and other income (loss)                  4%                  --                    1%
-------------------------------------------------------------------------------------------------------
     Loss before income taxes                        (15%)                (10%)                 --

     Income taxes                                      1%                   1%                  --
-------------------------------------------------------------------------------------------------------
     Net loss                                        (16%)                (11%)                 --
=======================================================================================================

YEARS ENDED JUNE 30, 2000 AND 1999

REVENUES

Total revenues increased 109% to $52.9 million for the year ended June 30, 2000 from $25.3 million for the year ended June 30, 1999.

LICENSES

Revenues from licenses increased 99% to $37.4 million for the year ended June 30, 2000 from $18.8 million for the year ended June 30, 1999.

Our revenues from licenses increased due to sales to new customers and follow-on sales to existing customers. These increases were attributable to increased market acceptance of our solutions, increased sales as a result of our expansion of our direct and indirect channels of distribution and our marketing organization. We believe that the availability of our Pivotal eRelationship 2000 product suite and Pivotal eSelling 2000 product has contributed to the increase in revenue from licenses, as this has extended the overall functionality of our solutions by permitting organizations to collaborate with customers and partners over the Internet.

Revenues from licenses represented 71% and 74% of total revenues for the years ended June 30, 2000 and 1999, respectively. No single customer accounted for 10% or more of our revenues for the years ended June 30, 2000 and 1999. North American license revenues accounted for 72% and 80% of total license revenues in the years ended June 30, 2000 and 1999, respectively.

SERVICES AND MAINTENANCE

Revenues from services and maintenance increased 139% to $15.6 million for the year ended June 30, 2000 from $6.5 million for the year ended June 30, 1999. This resulted from an increase of $4.6 million in revenues from technical support and maintenance contracts, which entitles the customer to new versions of the product and to technical support and maintenance services and an increase of $4.5 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 29% and 26% of total revenues for the years ended June 30, 2000 and 1999, respectively. We believe that revenues from services and maintenance will continue to increase as a percentage of total revenues, due to an increase in the number of technical support and maintenance contracts we expect to obtain as our customer base grows. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on third parties to provide a majority of implementation services to our customers, rather than providing those services directly.

COST OF REVENUES

Total cost of revenues increased 185% to $10.3 million for the year ended June 30, 2000 from $3.6 million for the year ended June 30, 1999.

LICENSES

Cost of revenues from licenses consists of costs relating to the packaging and distribution of solutions, related documentation and fees paid for incorporation of third-party solutions into our solutions.

Cost of revenues from licenses increased to $2.1 million for the year ended June 30, 2000 from $536,000 for the year ended June 30, 1999. The increase is due primarily to increased costs for third-party technology integrated with our solutions. Cost of revenues from licenses as a percentage of revenues from licenses was 6% and 3% for the years ended June 30, 2000 and 1999, respectively. We expect that the cost of licenses as a percentage of revenue from licenses will increase because we expect to integrate additional software applications licensed from third parties into our solutions.

SERVICES AND MAINTENANCE

Cost of revenues from services and maintenance consists of personnel and other expenses relating to the cost of providing maintenance and customer support, education and consulting services. Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education and consulting services. Support and maintenance services involve the delivery of software upgrades, which the customers download and install themselves and customer support. Education and consulting services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

Cost of revenues from services and maintenance increased 165% to $8.1 million for the year ended June 30, 2000 from $3.1 million for the year ended June 30, 1999. The increase in dollar amount resulted from the hiring of consulting, customer support and educating personnel to support our growing customer base. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 52% and 47% for the years ended June 30, 2000 and 1999, respectively.

We expect that cost of revenues from services and maintenance will continue to increase as a percent of revenues from services and maintenance as we expand our service capabilities in international markets to support planned expansion of our international business and as we expand our consulting services. This will occur because we will be incurring expenses to hire and train employees before we will be earning revenue for their services and because we may not generate enough demand for our services to use all the capacity we add.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, trade shows, advertising and promotion.

Sales and marketing expenses increased 85% to $31.2 million for the year ended June 30, 2000 from $16.8 million for the year ended June 30, 1999. The increase in dollar amounts reflects the expansion of our international sales capability which required an increase in the number of sales and marketing professionals. Sales and marketing expenses decreased as a percentage of total revenues to 59% in the year ended June 30, 2000 from 66% in the year ended June 30, 1999. This decrease of sales and marketing expenses as a percentage of total revenues resulted from the improved productivity of our sales and marketing personnel and programs. We expect that sales and marketing expenses will continue to increase in future periods as we continue to expand our North American and international sales and marketing efforts to expand our market position and increase sales of our solutions.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts.

Research and development expenses increased 80% to $8.9 million for the year ended June 30, 2000 from $5.0 million for the year ended June 30, 1999. The increase was due to the increase in the number of research and development employees. Research and development expenses were 17% and 20% of total revenues for the years ended June 30, 2000 and 1999, respectively. This decrease in the percentage of research and development expenditures compared to total revenues resulted from the higher growth rate of revenues in the year ended June 30, 2000 compared to the growth rate of research and development expenditures. We expect to continue to significantly increase research and development expenditures with a particular emphasis on Internet-related development projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

General and administrative expenses increased 70% to $4.2 million for the year ended June 30, 2000 from $2.5 million for the year ended June 30, 1999. General and administrative expenses were 8% and 10% of total revenues, respectively, for the same periods. The increase in general and administrative expenses was due to hiring additional personnel and the implementation of internal financial and administrative systems. We expect general and administrative expenses will increase as we continue to expand the business and begin to increase our administrative capability in international markets.

IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES

During the year ended June 30, 2000, we recorded in-process research and development charges of $4.7 million related to the acquisitions of Exactium and Simba. These amounts were expensed as the underlying projects had not reached technical feasibility, had no alternative future uses and successful development was uncertain. We also recorded a write-down of $2.3 million of other Pivotal assets which were made redundant as a result of the acquisitions of Exactium and Simba.

EXACTIUM LTD.

On June 2, 2000, Pivotal completed the purchase of Exactium and recorded a charge to income of $2.8 million, or $0.15 per share, for in-process research and development.

Purchased in-process research and development was related to the completion of Exactium's electronic selling technology and its integration into Pivotal's solutions. At the time of acquisition, a prototype of Exactium's product existed and was being used in limited trials. This prototype was not stable or sufficiently developed to be scaleable on an enterprise-wide basis. We estimated that Exactium's product was approximately 80% complete as of the acquisition date. There was a considerable amount of uncertainty related to increasing the product's scalability for deployment on an enterprise-wide basis, improving the stability of the application and identifying and fixing bugs. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, we recorded a charge of $2.8 million in the fourth quarter of fiscal year 2000 related to the acquired in-process research and development.

Our valuation of in-process research and development was based upon the forecasted operating cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate commensurate with the risk involved in completing the acquired in-process technology. The forecasted cash flows assumed inclusion of the product developed from acquired technology into the existing Pivotal product suite. The purchased in-process research and development expense related to completion of Exactium's eSelling 2000 product. This product was completed in late June 2000. We estimated that revenues related to the sale of solutions incorporating Exactium's technology would commence in the year ending June 30, 2001 and would increase thereafter. Revenue increases were based upon the historical growth rate of software sales for the demand chain network market.

The estimated operating costs as a percentage of estimated revenue were based upon Pivotal's normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 40%. Net cash flows were discounted to their present value at the acquisition date using an appropriate after-tax risk-adjusted discount rate reflecting the risk of unproven but partially developed software products.

SIMBA TECHNOLOGIES INC.

On June 26, 2000, Pivotal completed its purchase of Simba. We recorded a charge to income of $1.9 million for in-process research and development or $0.10 per share.

At the time of the acquisition, Simba did not have a first-generation product. There were a considerable number of uncertainties as to completion of the product. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, we recorded a charge of $1.9 million in the fourth quarter of fiscal 2000 related to the acquired in-process research and development.

Our valuation of the acquired research and development was based upon the present value of forecasted operating cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate commensurate with the risk involved in completing the acquired technology. The forecasted cash flows assumed inclusion of the product developed from acquired technology into the existing Pivotal product suite.

Our valuation of acquired research and development was prepared using the income approach and contemplated that sales of solutions incorporating Simba's technology would commence in late 2000 and increase thereafter. Revenue increases were based upon the historical growth rate of software sales for the electronic marketing market and for Pivotal. Operating costs as a percentage of revenue were estimated based upon our normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 40%. Net cash flows were discounted to their present value at the acquisition date using an appropriate after-tax risk-adjusted discount rate reflecting the risk of unproven but partially developed solutions.

Failure to achieve the expected levels of revenues and net income from the Exactium and Simba products will negatively impact the return on investment expected at the time the acquisitions were completed and may potentially result in impairment of other assets related to the acquisitions.

AMORTIZATION OF GOODWILL

Amortization of goodwill was $1.4 million in the year ended June 30, 2000 related to goodwill arising from the acquisitions of Transitif and Exactium. There was no amortization of goodwill in the year ended June 30, 1999. We expect amortization of goodwill to increase in future periods due to the amortization of goodwill related to the acquisition of Simba and as a result of a full year's amortization being taken on the goodwill arising from the acquisitions of Transitif and Exactium. In addition, we anticipate acquiring other companies or assets in the future which could result in significant goodwill amortization charges and this could materially impact our operating results.

SHARE-BASED COMPENSATION

We recorded deferred compensation expenses of $473,000 during the year ended June 30, 1999 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of our common shares. We are amortizing this amount over the four-year period in which the options vest. We will allocate the expense among operating expense categories based on the primary activity of the employee that holds the option. We recognized $223,000 and $57,000 in compensation expense in the years ended June 30, 2000 and 1999, respectively. We currently expect to recognize $113,000, $58,000 and $22,000 in the years ending June 30, 2001, 2002 and 2003, respectively.

INTEREST AND OTHER INCOME (LOSS)

Interest and other income (loss) consist of earnings on cash, cash equivalents and short-term investments, net of interest expense, foreign exchange gains and losses and gains and losses on sale of property and equipment. Interest and other income (loss) increased to income of $2.2 million for the year ended June 30, 2000 from a loss of $24,000 for the year ended June 30, 1999. These increases are primarily due to interest earned from cash, cash equivalents and short-term investments generated by our initial public offering. Interest and other income for the year ended June 30, 2000 included foreign exchange losses of $168,000 compared to losses of $191,000 for the year ended June 30, 1999. The other components of interest and other income were not material for the periods presented.

INCOME TAXES

Income taxes increased to $557,000 for the year ended June 30, 2000 from $243,000 for the year ended June 30, 1999. These taxes related to the United States and the United Kingdom. As a result of net operating losses and the availability of loss carry forwards in Canada, we have not incurred significant Canadian income taxes.

  YEARS ENDED JUNE 30, 1999 AND 1998

REVENUES

Total revenues increased 78% to $25.3 million for the year ended June 30, 1999 from $14.2 million for the year ended June 30, 1998.

LICENSES

Revenues from licenses increased 66% to $18.8 million for the year ended June 30, 1999 from $11.3 million for the year ended June 30, 1998. Increased sales of licenses for Pivotal Relationship and related solutions contributed $6.9 million of this increase and sales of Pivotal eRelationship solutions contributed approximately $600,000. Revenues from licenses decreased to 74% from 80% as a percentage of total revenues for the years ended June 30, 1999 and 1998, respectively. No single customer accounted for 10% or more of our revenues for the years ended June 30, 1999 and 1998. North American license revenues accounted for 80% and 90% of total license revenues in the years ended June 30, 1999 and 1998, respectively.

SERVICES AND MAINTENANCE

Revenues from services and maintenance increased 125% to $6.5 million for the year ended June 30, 1999 from $2.9 million for the year ended June 30, 1998. This resulted from an increase of $2.8 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the product and to technical support and maintenance services, and an increase of $800,000 in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 26% and 20% of total revenues for the years ended June 30, 1999 and 1998, respectively.

COST OF REVENUES

Total cost of revenues increased 115% to $3.6 million for the year ended June 30, 1999 from $1.7 million for the year ended June 30, 1998.

LICENSES

Cost of revenues from licenses increased to $536,000 for the year ended June 30, 1999 from $401,000 for the year ended June 30, 1998. Cost of revenues from licenses as a percentage of revenues from licenses was 3% and 4% for the years ended June 30, 1999 and 1998, respectively.

SERVICES AND MAINTENANCE

Cost of revenues from services and maintenance increased 140% to $3.1 million for the year ended June 30, 1999 from $1.3 million for the year ended June 30, 1998. The increase in dollar amount resulted from the hiring of consulting, customer support and educating personnel to support our growing customer base. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 47% and 44% for the years ended June 30, 1999 and 1998, respectively.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing expenses increased 82% to $16.8 million for the year ended June 30, 1999 from $9.2 million for the year ended June 30, 1998. Sales and marketing expenses increased as a percentage of total revenues to 66% for the year ended June 30, 1999 from 65% for the year ended June 30, 1998. This increase resulted primarily from expanding our North America and international sales and marketing organizations.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 160% to $5.0 million for the year ended June 30, 1999 from $1.9 million for the year ended June 30, 1998. The increases were due to increases in the number of research and development employees. Research and development expenses increased to 20% from 13% as a percentage of total revenues for the years ended June 30, 1999 and 1998, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 63% to $2.5 million for the year ended June 30, 1999 from $1.5 million for the year ended June 30, 1998. General and administrative expenses declined to 10% from 11% as a percentage of total revenues for the same respective periods.

INTEREST AND OTHER INCOME (LOSS)

Interest and other income (loss) declined to a loss of $24,000 for the year ended June 30, 1999 from income of $136,000 for the year ended June 30, 1998. This decline occurred because our interest income was offset by $191,000 in foreign exchange losses and a $52,000 loss on disposal of property and equipment. We have not had significant interest expense, as we have not borrowed any funds.

INCOME TAXES

Income taxes increased to $243,000 for the year ended June 30, 1999 from $10,000 for the year ended June 30, 1998. As a result of net operating losses and the availability of loss carry forwards in Canada, we have not incurred significant Canadian income taxes.

  QUARTERLY RESULTS OF OPERATIONS

The following tables present our unaudited quarterly results of operations both in absolute dollars and on percentage of revenue basis for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our consolidated financial statements.

                                                                     Three months ended
---------------------------------------------------------------------------------------------------------------------------
                                      Sept. 30,  Dec. 31,   Mar. 31,   June 30,  Sept. 30,   Dec. 31,   Mar. 31,   June 30,
                                        1998       1998       1999       1999       1999       1999       2000       2000
---------------------------------------------------------------------------------------------------------------------------
REVENUES:

     Licenses                         $  3,276   $  4,323   $  5,006   $  6,214   $  6,097   $  8,026   $ 10,125   $ 13,136

     Services and maintenance            1,292      1,390      1,717      2,109      2,578      3,516      4,412      5,049
---------------------------------------------------------------------------------------------------------------------------
          Total revenues                 4,568      5,713      6,723      8,323      8,675     11,542     14,537     18,185
---------------------------------------------------------------------------------------------------------------------------

COST OF REVENUES:

     Licenses                               73         97        268         98        284        410        635        812

     Services and maintenance              562        589        822      1,105      1,368      1,813      2,295      2,671
---------------------------------------------------------------------------------------------------------------------------
          Total cost of revenues           635        686      1,090      1,203      1,652      2,223      2,930      3,483
---------------------------------------------------------------------------------------------------------------------------
Gross profit                             3,933      5,027      5,633      7,120      7,023      9,319     11,607     14,702
---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

     Sales and marketing                 3,488      3,933      4,404      5,005      5,715      6,917      8,214     10,319

     Research and development              808      1,166      1,184      1,800      1,569      2,125      2,409      2,803

     General and administrative            543        512        566        845        707        968      1,197      1,318

     Amortization of goodwill               --         --         --         --         --         32         97      1,280

     In-process research and
       development and other charges        --         --         --         --         --         --         --      6,979
---------------------------------------------------------------------------------------------------------------------------
          Total operating expenses       4,839      5,611      6,154      7,650      7,991     10,042     11,917     22,699
---------------------------------------------------------------------------------------------------------------------------
Loss from operations                      (906)      (584)      (521)      (530)      (968)      (723)      (310)    (7,997)

Interest and other income (loss)           107          1        (63)       (69)       357        685        673        478
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes         (799)      (583)      (584)      (599)      (611)       (38)       363     (7,519)

Income taxes                                60         60         63         60         75        126        139        217
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $   (859)  $   (643)  $   (647)  $   (659)  $   (686)  $   (164)  $    224   $ (7,736)
===========================================================================================================================

                                                                      Three months ended
------------------------------------------------------------------------------------------------------------------------------
                                      Sept. 30,   Dec. 31,    Mar. 31,  June 30,  Sept. 30,   Dec. 31,    Mar. 31,    June 30,
                                         1998       1998       1999       1999       1999       1999        2000       2000
------------------------------------------------------------------------------------------------------------------------------
REVENUES:

     Licenses                              72%        76%        74%        75%        70%        70%        70%        72%

     Services and maintenance              28%        24%        26%        25%        30%        30%        30%        28%
------------------------------------------------------------------------------------------------------------------------------
          Total revenues                  100%       100%       100%       100%       100%       100%       100%       100%
------------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:

     Licenses                               2%         2%         4%         1%         3%         3%         4%         4%

     Services and maintenance              12%        10%        12%        13%        16%        16%        16%        15%
------------------------------------------------------------------------------------------------------------------------------
          Total cost of revenues           14%        12%        16%        14%        19%        19%        20%        19%
------------------------------------------------------------------------------------------------------------------------------
Gross profit                               86%        88%        84%        86%        81%        81%        80%        81%
------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

     Sales and marketing                   76%        69%        66%        60%        66%        60%        56%        57%

     Research and development              18%        20%        17%        22%        18%        19%        17%        15%

     General and administrative            12%         9%         8%        10%         8%         8%         8%         7%

     Amortization of goodwill              --         --         --         --         --         --          1%         7%

     In-process research and
       development and other charges       --         --         --         --         --         --         --         39%
------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses        106%        98%        91%        92%        92%        87%        82%       125%
------------------------------------------------------------------------------------------------------------------------------
Loss from operations                      (20%)      (10%)       (7%)       (6%)      (11%)       (6%)       (2%)      (44%)

Interest and other income (loss)            2%        --         (1%)       (1%)        4%         6%         5%         3%
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes         (18%)      (10%)       (8%)       (7%)       (7%)       --          3%       (41%)

Income taxes                                1%         1%         1%         1%         1%         1%         1%         1%
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         (19%)      (11%)       (9%)       (8%)       (8%)       (1%)        2%       (42%)
==============================================================================================================================

We have typically experienced an increase in revenues during our fourth fiscal quarter ended June 30 which we believe is primarily related to sales compensation policies and annual objectives. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European license revenues in the quarter ended September 30 and our license revenues for the quarters ended September 30 have been lower than license revenues for the previous quarter ended June 30.

We incurred operating losses as we increased the level of investment in all facets of our business. Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control. As a result of our limited operating history and recent acquisitions, we cannot forecast operating expenses based on historical results. Accordingly, we base our anticipated level of expense in part on future revenue projections. Most of our expenses are fixed in the short-term and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly revenues accurately is limited given our limited operating history, length of the sales cycle of our solutions and other uncertainties in our business. If revenues in a particular quarter do not meet projections, our net losses in a given quarter would be greater than expected. As a result, we believe that our quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

  LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had $4.7 million in cash and cash equivalents, $30.8 million in short-term investments and $28.3 million in working capital. During the quarter ended September 30, 1999, we successfully concluded our initial public offering, generating $43.1 million cash proceeds net of expenses and brokers' commissions.

Our cash, cash equivalents and short-term investments increased to a total of $35.5 million as of June 30, 2000 from $9.3 million as of June 30, 1999. Our working capital increased to $28.3 million at June 30, 2000 from $7.3 million at June 30, 1999.

We generated cash from operating activities of $4.9 million and $2.5 million for the years ended June 30, 2000 and 1999, respectively, as a result of obtaining improved payment terms from our principal suppliers and up front payments for maintenance support from our customers. Cash used in operating activities in the year ended June 30, 1998 was $1.1 million.

Net cash used in investing activities was $54.3 million, $2.4 million and $1.6 million for the years ended June 30, 2000, 1999, 1998, respectively. Capital expenditures totaled $6.1 million, $2.4 million and $1.7 million for the years ended June 30, 2000, 1999 and 1998, respectively. These capital expenditures related primarily to the acquisition of computer software and equipment as well as furniture and fixtures as a result of our growing employee base. During the year ended June 30, 2000, we used $14.5 million (net of cash acquired) on the acquisitions of Transitif, Exactium and Simba. During the year ended June 30, 2000, we purchased short-term investments of $30.8 million and other assets of $2.9 million.

Net cash provided by financing activities was $44.8 million, $8.0 million and $74,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Net cash provided by financing activities resulted from sales of equity securities. For the year ended June 30, 2000, we raised $43.1 million from our initial public offering and we received $1.7 million on exercise of stock options.

Our principal source of liquidity at June 30, 2000 was our cash, cash equivalents and short-term investments of $35.5 million. We also have credit facilities with a Canadian chartered bank, which include an operating facility of US$10.0 million bearing interest at the bank's prime rate and a term loan facility of US$5.0 million bearing interest at the bank's prime rate to be used for various capital expenditures. The credit facilities are secured by all of our assets, including our equipment and accounts receivable and the shares of our subsidiaries. At June 30, 2000, no amounts were outstanding under the operating facility or the term loan facility.

We believe that the total amount of cash, cash equivalents and short-term investments, along with the credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes at least through the year ending June 30, 2001. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms or at all.

  FOREIGN EXCHANGE AND HEDGING ACTIVITIES

We are exposed to foreign currency fluctuations through our operations in Canada. Substantially all of our revenues and corresponding receivables are in United States dollars. However, a majority of our research and development expenses, customer support costs and administrative expenses are in Canadian dollars. As part of our hedging policy implemented during 1999, we identify our future Canadian currency requirements related to payroll costs, capital expenditures and operating lease commitments, and purchase forward exchange contracts to cover our currency needs at the beginning of an operational period, generally two quarters. We do not enter into forward exchange contracts or any derivative financial instruments for trading purposes.

Prior to the year ended June 30, 1999, we did not engage in hedging transactions and our gains and losses on foreign currency transactions were not significant.

Under our current hedging policy, we identify our forward contracts related to operating lease commitments and commitments for capital expenditures as hedges of firm, identifiable Canadian currency commitments. We recognize the gains and losses on these contracts when the related lease commitment is paid or the capital expenditure is made. We recognize gains and losses on other forward contracts in earnings in the current period. As of June 30, 2000, we had outstanding currency forward exchange contracts of $5.5 million which will be held to maturity and relate to operating expenses. As of June 30, 1999, we had no outstanding currency forward exchange contracts because forward contracts generally mature at the end of a quarterly period.

During the quarter ended June 30, 2000 and 1999, we recorded a foreign exchange loss of $168,000 and $122,000, respectively, from the unhedged portion of our foreign currency exposure as the Canadian dollar strengthened substantially during the quarter.

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

  AUDIT COMMITTEE

We have established an Audit Committee of the Board of Directors, the charter of which is to oversee the activities of management and Pivotal's external auditors as they relate to the financial reporting process. In the year ended June 30, 2000, the Audit Committee was comprised of Robin Louis, Doug Mackenzie and Roger Siboni. Roger Siboni resigned in April 2000. In particular, the Audit Committee's role includes ensuring that management properly develops and adheres to a sound system of internal controls, and that our external auditors, through their own review, assess the effectiveness of those controls and management's adherence to them.

In fulfilling their responsibilities, the Audit Committee conducted regular, quarterly meetings with Pivotal's external auditors. In these meetings, the Audit Committee discussed with management and our external auditors the quality and acceptability of accounting principles and significant transactions or issues encountered during the period. In addition, the Audit Committee met with Pivotal's external auditors independent of management to provide for independent and confidential assessment of management and the internal controls as they relate to the quality and reliability of our financial statements. Subsequent to year end, we adopted an Audit Committee Charter as required by the Nasdaq Stock Exchange, Inc. ("Nasdaq") in compliance with the Nasdaq's Marketplace Rules. Pivotal is committed to supporting this process and the Audit Committee in fulfilling their role of ensuring the integrity of our internal controls and financial reporting.

  YEAR 2000 ISSUES

We believe that the current versions of our internally developed solutions, as well as our management and information systems, are Year 2000 compliant. When the century changed, we experienced no disruption of our business operations and no product failures as a result of Year 2000 compliance issues or otherwise. The costs we incurred in connection with remediating our systems during 1999 were immaterial. At this time, we are not aware of any material defects resulting from Year 2000 issues, either with our solutions, our internal systems, or the solutions and services of third parties on which we rely. Nevertheless, some Year 2000 problems may not appear until after January 1, 2000. As a result, we may still face claims for undiscovered Year 2000 errors in our own solutions or for Year 2000 issues arising from third-party solutions that we integrate into our solutions or with which our solutions and systems exchange data. In addition, if our suppliers or distributors encounter Year 2000 problems, our ability to deliver our solutions and services could be disrupted.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency fluctuations through our operations in Canada. Substantially all of our revenues and corresponding receivables are in United States dollars. However, a majority of our research and development expenses, customer support costs and administrative expenses are in Canadian dollars. As part of our hedging policy implemented in 1999, we identify our future Canadian currency requirements related to payroll costs, capital expenditures and operating lease commitments, and purchase forward exchange contracts to cover our currency needs at the beginning of an operational period, generally two quarters. We do not enter into forward exchange contracts or any derivative financial instruments for trading purposes.

Prior to the year ended June 30, 1999, we did not engage in hedging transactions and our gains and losses on foreign currency transactions were not significant.

Under our current hedging policy, we identify our forward contracts related to operating lease commitments and commitments for capital expenditures as hedges of firm, identifiable Canadian currency commitments. We recognize the gains and losses on these contracts when the related lease commitment is paid or the capital expenditure is made. We recognize gains and losses on other forward contracts in earnings in the current period. As of June 30, 2000, we had outstanding currency forward exchange contracts of $5.5 million which will be held to maturity and relate to future operating expenses. As of June 30, 1999, we had no outstanding currency forward exchange contracts because forward contracts generally mature at the end of a quarterly period.

During the quarters ended June 30, 2000 and 1999, we recorded a foreign exchange loss of $168,000 and $122,000, respectively, from the unhedged portion of our foreign currency exposure as the Canadian dollar strengthened substantially during the quarter.

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


ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Pivotal Corporation

We have audited the accompanying consolidated balance sheets of Pivotal Corporation as of June 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pivotal Corporation as of June 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Vancouver, Canada
July 13, 2000

PIVOTAL CORPORATION

CONSOLIDATED BALANCE SHEETS (Expressed in United States dollars; all amounts in thousands except par value data)



                                                                                                        June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                              2000                   1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:

     Cash and cash equivalents                                                              $   4,734             $   9,338

     Short term investments                                                                    30,788                    --

     Accounts receivable                                                                       16,764                 8,304

     Prepaid expenses                                                                           1,859                 1,029
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           54,145                18,671

Property and equipment, net                                                                     7,231                 3,051

Goodwill, intangibles and other assets, net                                                    60,569                    --
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $ 121,945             $  21,722
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Accounts payable and accrued liabilities                                               $  16,877             $   6,329

     Deferred revenue                                                                           8,971                 5,085
---------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                      25,848                11,414
---------------------------------------------------------------------------------------------------------------------------

Redeemable convertible preferred shares,
     authorized, issued and outstanding shares - none at
       June 30, 2000 and 9,946 at June 30, 1999                                                    --                17,500

Shareholders' equity (deficit):

     Preferred shares, undesignated, no par value, authorized shares - 20,000 at
      June 30, 2000 and June 30, 1999; no shares issued and outstanding                            --                    --

     Class A convertible preferred shares, no par value, authorized, issued
       and outstanding shares - none in 2000 and 2,000 in 1999                                     --                    83

     Common shares, no par value, authorized shares - 200,000 at June 30, 2000 and June 30, 1999, respectively; issued and outstanding shares -
       22,057 and 3,454 at June 30, 2000 and June 30, 1999, respectively                      105,076                   563

     Class B common shares, Cdn.$0.03 par value, authorized shares - none and
       600 in 2000 and 1999, respectively; issued and outstanding shares - none
       and 477 in 2000 and 1999, respectively                                                      --                     4

     Additional paid-in capital                                                                 7,002                    --

     Deferred share-based compensation                                                           (193)                 (416)

     Accumulated deficit                                                                      (15,788)               (7,426)
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                                           96,097                (7,192)
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity (deficit)                                        $ 121,945             $  21,722
===========================================================================================================================

See accompanying notes

PIVOTAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in United States dollars; all amounts in thousands except amounts per share)



                                                                              Years ended June 30,
--------------------------------------------------------------------------------------------------------------------
                                                                    2000                 1999                 1998
--------------------------------------------------------------------------------------------------------------------
REVENUES:

 Licenses                                                         $ 37,384             $ 18,819             $ 11,311

 Services and maintenance                                           15,555                6,508                2,898
--------------------------------------------------------------------------------------------------------------------
     Total revenues                                                 52,939               25,327               14,209
--------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:

 Licenses                                                            2,141                  536                  401

 Services and maintenance                                            8,147                3,078                1,281
--------------------------------------------------------------------------------------------------------------------
     Total cost of revenues                                         10,288                3,614                1,682
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                        42,651               21,713               12,527
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

 Sales and marketing                                                31,165               16,830                9,226

 Research and development                                            8,906                4,958                1,910

 General and administrative                                          4,190                2,466                1,513

 Amortization of goodwill                                            1,409                   --                   --

 In process research and development and other charges               6,979                   --                   --
--------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                       52,649               24,254               12,649
--------------------------------------------------------------------------------------------------------------------
Loss from operations                                                (9,998)              (2,541)                (122)

Interest and other income (loss)                                     2,193                  (24)                 136
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                   (7,805)              (2,565)                  14

Income taxes                                                           557                  243                   10
--------------------------------------------------------------------------------------------------------------------
Net income (loss) for the year                                    $ (8,362)            $ (2,808)            $      4
====================================================================================================================
Earnings (loss) per share:

     Basic                                                        $  (0.45)            $  (0.72)                  $-

     Diluted                                                      $  (0.45)            $  (0.72)                  $-

     Pro forma basic and diluted                                  $  (0.39)            $  (0.18)                  $-

Weighted average number of shares used to calculate earnings (loss) per share:

     Basic                                                          18,643                3,888                3,720

     Diluted                                                        18,643                3,888               14,927

     Pro forma basic                                                21,339               15,940

See accompanying notes

PIVOTAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Expressed in United States dollars; all amounts in thousands)

                                                                                                                           Total
                               Class A Convertible                 Additional  Class B Common    Deferred              Shareholders'
                                Preferred Shares   Common Shares    Paid-in        Shares       Share-based               Equity
                                Shares   Amount  Shares     Amount  Capital    Shares   Amount  Compensation (Deficit)   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997             2,000   $83     3,430      $    6   $   --              $--       $--   $  (4,622)  $  (4,533)

Issuance of common shares on
  exercise of stock options           --    --       423          74       --     --        --        --          --          74

Net income                            --    --        --          --       --     --        --        --           4           4
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998             2,000    83     3,853          80       --     --        --        --      (4,618)     (4,455)

Conversion of common shares on
  exercise of stock options           --    --        78          14       --     --        --        --          --          14

Conversion of common shares into
  Class B common shares               --    --      (477)         (4)      --    477         4        --          --          --

Deferred share-based
  compensation                        --    --        --         473       --     --        --      (473)         --          --

Amortization of share-based
  compensation                        --    --        --          --       --     --        --        57          --          57

Net loss                              --    --        --          --       --     --        --        --      (2,808)     (2,808)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999             2,000    83     3,454         563       --    477         4      (416)     (7,426)     (7,192)

Conversion of Class B common
  shares into common shares           --    --       477           4       --   (477)       (4)       --          --          --

Conversion of Class A preferred
  shares into common shares        2,000)  (83)    2,000          83       --     --        --        --          --          --

Conversion of redeemable
  convertible preferred shares
  into common shares                  --    --    10,052      17,500       --     --        --        --          --      17,500

Issuance of common shares
  on exercise of stock options        --    --       375         995       --     --        --        --          --         995

Issuance of common shares
  on initial public offering,
  net of offering costs               --    --     3,975      43,101       --     --        --        --          --      43,101

Issuance of common shares
  related to Employee Stock
  Purchase Plan                       --    --        69         707       --     --        --        --          --         707

Acquisitions                          --    --     1,655      42,123    7,002     --        --        --          --      49,125

Amortization of share-based
  compensation                        --    --        --          --       --     --        --       223          --         223

Net loss                              --    --        --          --       --     --        --        --      (8,362)     (8,362)
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                 --   $--    22,057   $ 105,076   $7,002     --       $--    $ (193)  $ (15,788)  $  96,097
====================================================================================================================================

See accompanying notes

PIVOTAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars; all amounts in thousands)

                                                                                               Years ended June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       2000             1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income (loss) for the period                                                    $ (8,362)        $ (2,808)        $      4

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Amortization of goodwill                                                              1,409               --               --

  Depreciation                                                                          2,215            1,017              410

  In-process research and development and other charges                                 6,979               --               --

  Loss on disposal of property and equipment                                               --               52               55

  Non-cash share-based compensation expense                                               223               57               --

 Change in operating assets and liabilities                                             2,469            4,196           (1,596)
--------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                                    4,933            2,514           (1,127)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows for investing activities:

 Purchase of property and equipment                                                    (6,110)          (2,392)          (1,666)

 Acquisitions (net of cash acquired)                                                  (14,520)              --               --

 Purchase of short-term investments                                                   (30,788)              --               --

 Other assets                                                                          (2,921)              --               23
--------------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                (54,339)          (2,392)          (1,643)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

 Net proceeds from initial public offering of common shares                            43,101               --               --

 Proceeds from issuance of common shares                                                1,701               14               74

 Proceeds from issuance of redeemable convertible preferred shares                         --            8,000               --
--------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                             44,802            8,014               74
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (4,604)           8,136           (2,696)

Cash and cash equivalents, beginning of period                                          9,338            1,202            3,898
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $  4,734         $  9,338         $  1,202
================================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURE

 Income taxes paid (recovered)                                                       $    324         $    137         $    (12)

SUPPLEMENTAL NON-CASH INVESTING DISCLOSURE

 Acquisitions of Exactium and Simba                                                  $ 49,125               $-               $-

SUPPLEMENTAL NON-CASH FINANCING DISCLOSURE

 Issuance of common shares and options on acquisitions                               $ 49,125               $-               $-

 Conversion of preferred shares into common shares                                   $ 17,583               $-               $-


See accompanying notes

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pivotal Corporation enables large and medium-sized businesses worldwide to make, serve, and manage customers efficiently and intelligently by providing demand chain networks based on Microsoft standards. Pivotal helps companies manage collaborative relationships between customers, business partners and employees; guide intelligent commerce transactions across multiple channels; and seamlessly integrate the demand chain with the supply chain. Pivotal's software solutions include Pivotal eRelationship, developed to manage the eBusiness relationships, Pivotal eSelling, designed to sell complex products over the Internet, and Pivotal ePower, an integrated Internet application platform that is built on best-in-class resources.

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Pivotal and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, taxes and contingencies. Actual results may differ from those estimates.

REVENUE RECOGNITION

Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 (SOP 98-4). Pivotal adopted SOP 97-2 effective for Pivotal's year ended June 30, 1998. Additionally, the AICPA issued SOP 98-9, which provides certain amendments to SOP 97-2, which is effective for transactions entered into beginning July 1, 1999. Pivotal adopted SOP 98-9 in the first quarter of fiscal year 2000 and its adoption had no material impact on Pivotal's operating results or financial position. Pivotal generates revenues through two sources: (1) software license revenues and (2) services and maintenance revenues. Software license revenues are normally generated from licensing the perpetual right to use Pivotal's products directly to end-users and indirectly through resellers and, to a lesser extent, through third-party products Pivotal distributes. Pivotal recognizes as revenue only the fee payable from the reseller, net of any discount. Service revenues are generated from consulting services, education and maintenance. Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Pivotal's agreements with its customers and resellers do not contain product return rights. Revenues for license arrangements with payment term extending beyond one year are recognized periodically as payments become due, provided all other conditions for revenue recognition are met. Maintenance revenues

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation and use of Pivotal's software products. Revenues from consulting and education services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized separately on shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent on acceptance of services, Pivotal defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less and are recorded at cost.

SHORT-TERM INVESTMENTS

Short term investments consist of money market instruments with maturities of less than one year. As at June 30, 2000, Pivotal's short-term investments consisted solely of held-to-maturity investments and their carrying value was substantially the same as their market value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2000 and 1999, Pivotal had the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and at June 30, 1999, redeemable convertible preferred shares. The carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities approximates their fair value based on their liquidity or based on their short-term nature. At June 30, 1999, due to the uncertainty surrounding the actual date that the redeemable convertible preferred shares would be redeemed, it was not practical to determine the fair value of this financial instrument.

DERIVATIVE FINANCIAL INSTRUMENTS

Pivotal's use of derivative financial instruments is limited to short-term foreign currency forward exchange contracts ("forward contracts") used to manage exposure related to certain Canadian currency transactions. Pivotal does not enter into derivative financial instruments for trading purposes. Pivotal identifies future Canadian currency commitments and enters into forward contracts to hedge exposure to fluctuations in the Canadian dollar. Gains and losses on forward contracts that are designated and effective hedges of firm foreign currency commitments are recognized when the related transaction is recognized. Gains and losses not meeting the criteria for hedge accounting are recognized in income in the current period. As at June 30, 2000, Pivotal had outstanding forward contracts to purchase Canadian dollars for US$5.5 million. The unrealized loss on these contracts at June 30, 2000 was $79. As of June 30, 1999, Pivotal had no outstanding forward contracts.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided using the following rates and methods:

Computer software                  2 year straight line
--------------------------------------------------------------------------------
Computer hardware and equipment    30% declining balance or 3 year straight line
--------------------------------------------------------------------------------
Furniture and fixtures             20% declining balance
--------------------------------------------------------------------------------

Leasehold improvements are amortized using the straight-line method over three to five years.

GOODWILL, INTANGIBLES AND OTHER ASSETS

Goodwill, core technology and other intangible assets are carried at cost less accumulated amortization and are being amortized on a straight-line basis over the economic lives of the respective assets, generally three years.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

IMPAIRMENT OF LONG-LIVED ASSETS

Pivotal makes periodic reviews for the impairment of long-lived assets including goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standard ("SFAS") No. 121, an impairment loss would be recognized when estimates of undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No such impairment losses have been identified by Pivotal for the years ended June 30, 2000, 1999 and 1998.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, which consist primarily of software development costs, are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", provides for the capitalization of certain software development costs after technological feasibility of the software is established. Under Pivotal's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. No such costs have been capitalized because the impact of capitalizing such costs would not be material.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Pivotal to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are custodied with high-quality financial institutions and short term investments are made in investment grade securities to mitigate exposure to credit risk. Pivotal's customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. Pivotal does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

FOREIGN CURRENCY TRANSLATION

The functional currency of Pivotal and its subsidiaries is the U.S. dollar. Assets and liabilities denominated in other than the U.S. dollar are translated using the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and translation are recorded in the consolidated statements of operations.

ADVERTISING

Pivotal expenses advertising costs as they are incurred. Advertising expense is included in sales and marketing expenses and amounted to $924, $538 and $172 in 2000, 1999 and 1998, respectively.

INCOME TAXES

Pivotal accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon currently enacted tax laws and rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

SHARE-BASED COMPENSATION

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," Pivotal has accounted for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and has made the pro forma disclosures required by SFAS No. 123 in
Note 10. Deferred compensation charges arise from those situations where options are granted at an exercise price lower than the deemed fair value of the underlying common shares. These amounts are amortized as charges to operations over the vesting periods of the individual stock options.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents, including stock options and redeemable convertible preferred shares, in the weighted average number of common shares outstanding for a period, if dilutive. Pro forma earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding since July 1, 1999. The following table sets forth the computation of basic and diluted, and pro forma basic and diluted earnings (loss) per share:

                                                                Years ended June 30,
------------------------------------------------------------------------------------------------
                                                       2000             1999             1998
------------------------------------------------------------------------------------------------
Net income (loss) (A)                                $ (8,362)        $ (2,808)        $      4
================================================================================================
Weighted average number of
common shares outstanding (B)                          18,643            3,888            3,720

Dilutive effect of:

Stock options                                              --               --              444

Convertible preferred shares                               --               --           10,763
------------------------------------------------------------------------------------------------
Diluted weighted average number of shares (C)          18,643            3,888           14,927
================================================================================================
Pro forma adjustment for
convertible preferred shares                            2,696           12,052

Pro forma basic and diluted weighted
average number of shares (D)                           21,339           15,940
------------------------------------------------------------------------------------------------
Earnings (loss) per share

Basic (A/B)                                          $  (0.45)        $  (0.72)              $-

Diluted (A/C)                                        $  (0.45)        $  (0.72)              $-

Pro forma basic and diluted (A/D)                    $  (0.39)        $  (0.18)

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Pivotal adopted SFAS No. 130 in 1999. Pivotal has no comprehensive income items, other than the net earnings (loss), in any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137 which delayed the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Pivotal will adopt SFAS No. 133 as amended by SFAS No. 137 in the first quarter of fiscal year 2001. Pivotal does not expect that adoption of this standard will have a material effect on its consolidated financial position or results of operations. In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." Pivotal will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pivotal does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. Pivotal is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which Pivotal believes it is in compliance with, the SEC Staff has recently

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

informally indicated its views that SAB 101 may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in companies recording a cumulative effect of a change in accounting principle. Pivotal is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. BUSINESS COMBINATIONS

During the year ended June 30, 2000, Pivotal completed the acquisitions described below which were accounted for under the purchase method of accounting. Accordingly, the results of operations of each acquisition are included in the consolidated statement of income since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition.

TRANSITIF S.A.

Effective December 3, 1999, Pivotal acquired 100% of Transitif S.A. ("Transitif"), a French corporation that distributes electronic business relationship management solutions. Transitif deploys Pivotal solutions through its network of systems integrators throughout France. Pivotal paid an aggregate cash purchase price of $1,266 including acquisition related expenditures of $120 with additional consideration payable based on the net after-tax earnings of Transitif and license revenues received by Transitif from the future sale of licenses for Pivotal products to June 2002. All earn-out payments will be recorded as additional purchase price when determinable and Pivotal may elect to pay up to fifty percent of the additional purchase price, if any, in Pivotal common shares. No earn-out payments were required to be made for the period ended June 30, 2000.

EXACTIUM LTD.

Effective June 2, 2000, Pivotal acquired 100% of Exactium Ltd. ("Exactium"), an Israeli company based in Atlanta, Georgia that provides eSelling solutions for internet and Microsoft standards. Pivotal paid an aggregate purchase price of $45,140 consisting of 1,225 common shares and stock options, cash of $13,150 including a shareholder loan repayment of $5,402 and acquisition related expenses of $775.

SIMBA TECHNOLOGIES INC.

On June 26, 2000, Pivotal acquired 100% of Simba Technologies Inc. ("Simba"). Pivotal paid an aggregate purchase price of $17,590 consisting of 837 common shares and stock options, and acquisition related expenditures of $455. The total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

                                                      Transitif        Exactium        Simba          Total
--------------------------------------------------------------------------------------------------------------
Assets acquired

In process research and development                           --       $  2,830       $  1,890       $  4,720

Core developed technology                                     --            290             --            290

Acquired workforce                                            --            770            560          1,330

Other assets                                            $  1,146            370            720          2,236
--------------------------------------------------------------------------------------------------------------
                                                           1,146          4,260          3,170          8,576
--------------------------------------------------------------------------------------------------------------
Liabilities assumed

Other liabilities                                         (1,050)          (926)          (683)        (2,659)
--------------------------------------------------------------------------------------------------------------
                                                          (1,050)          (926)          (683)        (2,659)
--------------------------------------------------------------------------------------------------------------
Net identifiable assets acquired                              96          3,334          2,487          5,917
--------------------------------------------------------------------------------------------------------------
Goodwill                                                   1,170         41,806         15,103         58,079
--------------------------------------------------------------------------------------------------------------
Purchase price                                          $  1,266       $ 45,140       $ 17,590       $ 63,996
==============================================================================================================
Consideration (inclusive of cash received of $351)

Cash                                                       1,266         13,150            455         14,871

Fair value of common shares and
stock options issued                                          --         31,990         17,135         49,125
--------------------------------------------------------------------------------------------------------------
                                                        $  1,266       $ 45,140       $ 17,590       $ 63,996
==============================================================================================================

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

The fair value of the common shares of Pivotal was determined by taking an average of the opening and closing trading price of the common shares for a short period just before and just after the terms of the transaction were agreed to by the parties and announced to the public. The purchase price was increased by the estimated fair value of the stock options of Pivotal exchanged for the Exactium and Simba options outstanding.

PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT

Purchased in process research and development ("IPR&D") charges relate to acquisitions of companies accounted for under the purchase method in which a portion of the purchase prices was allocated to acquired in process technology. During 2000, Pivotal acquired Exactium and Simba and included in the respective purchase prices was an aggregate amount of purchased IPR&D of $4,720. Independent valuations were performed to assess and allocate a value to purchased IPR&D. The value allocated to IPR&D was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate commensurate with the risk involved in completing the acquired technology taking into consideration the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis, the existing technology that had reached technological feasibility was capitalized. Existing technology that had not reached technological feasibility and for which no future alternative use existed was expensed. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on Pivotal's future results of operations or cash flows. The forecasted data employed in the analysis was based upon both forecast information maintained by the management of Exactium and Simba, and Pivotal's estimate of the future potential of the acquired technology. The inputs used by Pivotal in analysing purchased IPR&D were based upon assumptions that management believes reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While management believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on Pivotal's financial condition and results of operations.

A description of the purchased IPR&D for each acquisition is set for below.

EXACTIUM

The allocation to IPR&D was related to the Exactium eSelling technology. At the time of acquisition, a prototype of Exactium's product existed and it was being used in limited trials. This prototype was not stable or sufficiently developed to be scalable on an enterprise-wide basis. Forecasted revenues used in the valuation reflected historical growth rates of software sales for the eBusiness management market and Pivotal, and contemplated revenues related to the sale of products incorporating Exactium technology commencing during the summer of 2000 and increasing thereafter. Pivotal estimated that the technology was approximately 80% complete as of the acquisition date. Net cash flows were discounted to net present value at the acquisition date using an appropriate tax adjusted rate reflecting the risk of unproven but partially developed software products. The Exactium technology was subsequently completed and an eSelling product released in late June 2000.

SIMBA

The allocation to IPR&D was related to the Simba eMarketing product. At the time of acquisition, Simba did not have a first-generation product and there were considerable uncertainties as to completion of the product. The valuation of acquired IPR&D was prepared using the income approach and contemplated that revenues related to the sale of products incorporating the Simba technology would commence in late 2000 and increase thereafter. Revenue increases were based upon the historical growth rate of software sales for the eMarketing market and Pivotal. Net after tax cash flows were discounted to

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

their present value at the acquisition date using an appropriate after-tax risk-adjusted discount rate reflecting the risk of unproven but partially developed software products. Amounts attributable to developed technology, goodwill and other intangibles will be amortized over their estimated useful life of three years on a straight-line basis. In addition to the charge for in-process research and development, Pivotal recorded a write-down of other assets of Pivotal made redundant as a result of the acquisitions in the amount of $2,259.

PRO FORMA INFORMATION

The following table presents the unaudited pro forma results of operations for informational purposes, assuming Pivotal had acquired Exactium and Simba at the beginning of the 1999 fiscal year.

                                              June 30,
---------------------------------------------------------------
                                         2000           1999
---------------------------------------------------------------
Net revenues                          $ 58,602       $ 30,594

Net loss                              $(33,943)      $(25,905)

Basic and diluted loss per share      $  (1.68)      $  (4.67)

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles and goodwill. Included in the pro forma net loss for the year ended June 30, 2000 is a $6,979 charge for in-process research and development and other charges by Pivotal. The information may not necessarily be indicative of the future combined results of operations of Pivotal, Exactium and Simba. The pro forma results of operations have not been presented for the Transitif transaction because the effect of this acquisition was not considered to be material to Pivotal.

3. ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $740 and $334 at June 30, 2000 and 1999, respectively.

4. PROPERTY AND EQUIPMENT

                                        June 30,
----------------------------------------------------------
                                   2000           1999
----------------------------------------------------------
Computer software                $  3,126       $    476

Computer equipment                  3,763          2,317

Furniture and fixtures              2,389          1,169

Leasehold improvements              1,695            626
----------------------------------------------------------
                                   10,973          4,588

Accumulated depreciation           (3,742)        (1,537)
----------------------------------------------------------
Net book value                   $  7,231       $  3,051
==========================================================

5. GOODWILL, INTANGIBLES AND OTHER ASSETS

                                   June 30,
--------------------------------------------------
                                 2000       1999
--------------------------------------------------
Goodwill                      $ 58,079       $ --

Acquired intangibles             1,620         --

Other assets                     2,288         --
--------------------------------------------------
                              $ 61,987       $ --

Accumulated amortization        (1,418)        --
--------------------------------------------------
Net book value                $ 60,569       $ --
==================================================

Other assets in the amount of $2,288 consist of prepaid long-term royalties and long-term investments. Amortization of $1,418 includes the amortization of goodwill and acquired workforce.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

                                     June 30,
----------------------------------------------------
                                 2000         1999
----------------------------------------------------
Accounts payable               $ 9,369      $ 3,054

Accrued compensation             3,020        2,368

Accrued acquisition costs        1,229           --

Other accrued liabilities        3,259          907
----------------------------------------------------
                               $16,877      $ 6,329
====================================================

7. LINE OF CREDIT

Pivotal has negotiated a credit facility with a Canadian chartered bank which includes: a revolving term operating line of $10,000, bearing interest at the bank's prime rate and a committed term loan of $5,000 bearing interest also at the bank's prime rate, secured by a charge on all current and future personal property of Pivotal. As of June 30, 2000 and 1999, no amounts were outstanding under the credit facility.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Pivotal leases office facilities under operating leases which generally require Pivotal to pay a share of operating costs, including property taxes, insurance and maintenance. Pivotal also leases certain equipment under operating leases. Future minimum operating lease payments for the years ending June 30 pursuant to leases outstanding as of June 30, 2000 are due as follows:

     2001                                     $  2,720

     2002                                        2,594

     2003                                        1,672

     2004                                          673

     2005                                          298
-------------------------------------------------------
                                              $  7,957
=======================================================

Rent expense totalled approximately $2,237, $1,075 and $496 in the years ended June 30, 2000, 1999 and 1998, respectively. Certain of these lease obligations have been secured by irrevocable letters of credit for $0, $50, and $170 at June 30, 2000, 1999 and 1998, respectively.

OTHER LETTERS OF CREDIT

In June 2000, Pivotal entered into a $723 (Cdn. $ 1,070) irrevocable letter of credit with a Canadian chartered bank. The letter of credit, which expires June 19, 2001, collaterizes Pivotal's obligations to a third party for tenant improvement costs.

LEGAL PROCEEDINGS

Pivotal is subject to legal proceedings, claims and litigation arising in the ordinary course of business. Pivotal believes that the ultimate costs to resolve these matters will not have a material adverse effect on Pivotal's consolidated financial position, results of operations or cash flows.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

9. REDEEMABLE CONVERTIBLE PREFERRED SHARES

The redeemable convertible preferred shares at June 30, 2000 and 1999 are as follows:

                                                                           June 30,
------------------------------------------------------------------------------------------
                                                                        2000        1999
------------------------------------------------------------------------------------------
Class B, 2,000 shares with par value of Cdn.$1.17 each, redeemable
 at $1.00 each, authorized, issued and outstanding in 1999              $ --      $ 2,000

Class D, 2,658 shares with no par value, redeemable
 at $0.79 each, authorized, issued and outstanding in 1999                --        2,100

Class E, 4,000 shares with no par value, redeemable
 at $1.35 each, authorized, issued and outstanding in 1999                --        5,400

Class F, 1,288 shares with no par value, redeemable
 at $6.21 each, authorized, issued and outstanding in 1999                --        8,000
------------------------------------------------------------------------------------------
                                                                        $ --      $17,500
==========================================================================================

During the year ended June 30, 1997, Pivotal's shareholders approved an increase in the authorized capital of Pivotal by authorizing 4,000 Class E preferred shares which were issued during that year for total proceeds of $5,400. During the year ended June 30, 1999, Pivotal's shareholders approved an increase in the authorized capital of Pivotal by authorizing 1,288 Class F preferred shares which were issued during that year for total proceeds of $8,000. The holders of each class of preferred shares had the right to one vote for each common share into which the preferred shares could be converted. All of the redeemable preferred shares had the right to receive non-cumulative dividends at amounts as determined by the directors of Pivotal. When dividends were paid on any other outstanding class of shares of Pivotal, the holders of the Class B, Class D, Class E and Class F preferred shares were entitled to an amount per share equal to that paid on the other class of shares, as determined on a basis as if all of the outstanding redeemable preferred shares had been converted into common shares. The Class B, Class D, Class E and Class F preferred shares were redeemable at Pivotal's option with the approval of the holders of 75% of the outstanding shares of the applicable class, and were retractable at the holder's option on or after June 30, 2001 at the issue price plus any declared and unpaid dividends. Each class of redeemable preferred shares was convertible into common shares at any time at the option of the holder, using the formula of 0.95 to
1.00 for the Class B preferred shares and one-for-one for Class D, Class E and Class F preferred shares as provided in the Articles of Pivotal. All classes of preferred shares were to automatically convert into common shares at the conversion price immediately upon the earlier of: (a) the acquisition of the assets or the take-over of Pivotal by a third party resulting in payment to all of the shareholders of Pivotal of not less than $7.50 per common share (adjusted to reflect subsequent stock dividends, stock splits or recapitalizations) calculated on the basis that all of the preferred shares had been converted into common shares and without regard to any liquidation preferences for any class of shares; and, (b) the consummation of Pivotal's sale of its common shares in a bona fide, firm commitment underwriting pursuant to a registration statement under the Securities Act of 1933 of the United States, as amended, at a public offering price of not less than $7.50 per share (adjusted to reflect subsequent stock dividends, stock splits or recapitalizations) and $15,000 in the aggregate, provided that the underwriters in such public offering were acceptable to the holders of a majority of the outstanding Class B, Class D, Class E and Class F preferred shares, such acceptance not to be unreasonably withheld. All of these shares were converted into common shares during the year ended June 30, 2000.

10. SHAREHOLDERS' EQUITY (DEFICIT)

INITIAL PUBLIC OFFERING

On August 4, 1999, Pivotal's registration statement on Form F-1, Registration No. 333-92971, became effective. The offering date was August 5, 1999. The offering was terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Inc., Bear, Stearns & Co. Inc. and Dain Rauscher Incorporated. The offering consisted of 3,975 common shares of Pivotal, which included 475 common shares offered pursuant to the subsequent exercise of the underwriters' over allotment

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to Pivotal, after $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million. Simultaneous with the closing of the Offering, all outstanding preferred shares were converted into common shares.

Preferred Shares, Common Shares and Class B Common Shares

On December 1, 1997, Pivotal's shareholders approved an increase in the number of authorized common shares from 20,000 to 50,000 shares. On December 16, 1998, Pivotal's shareholders approved the redesignation of common shares without par value to Class A common shares without par value. Pivotal's shareholders also approved the increase in authorized capital by creating 600 Class B common shares with a par value of Cdn.$0.03 each. In December 1998 and January 1999, Pivotal issued an aggregate of 477 Class B common shares in exchange for 477 Class A common shares. Prior to completion of the initial public offering, all of the issued and outstanding Class B common shares were exchanged for common shares on a one-for-one basis. On June 17, 1999, Pivotal's shareholders approved an increase in the number of authorized Class A common shares from 50,000 to 200,000 and an increase in authorized capital by creating 20,000 unissued preferred shares without par value. Pivotal's shareholders also approved the redesignation of Class A common shares, both issued and unissued, to common shares without par value. The holder of each common share has the right to one vote per share. The preferred shares could at any time and from time to time be issued in one or more series and the Board of Directors could determine the special rights and restrictions of each series including any dividend, conversion or redemption rights, subject to the approval of at least 75% of the holders of any outstanding Class A, B, D, E and F preferred shares. The holders of the Class A preferred shares had the right to one vote for each common share into which the preferred shares could be converted. The Class A preferred shares had the same rights to receive dividends as the redeemable preferred shares discussed in Note 9, and were convertible into common shares on a one-for-one basis, subject to adjustment under certain circumstances. The Class A preferred shares were not redeemable or retractable. On June 17, 1999, Pivotal's shareholders also approved, subject to the conversion of the redeemable convertible preferred shares, the Class A convertible preferred shares and the Class B common shares into common shares, the cancellation of the authorized Class B common share capital and the authorized Class A, B, D, E, and F preferred share capital.

EMPLOYEE STOCK OPTION PLAN

Under the terms of the 1999 Pivotal Incentive Stock Option Plan, as amended (the "Plan"), the Board of Directors may grant incentive and non-qualified stock options to employees, officers, directors, independent consultants and contractors of Pivotal and its subsidiaries, and of partnerships, joint ventures and other entities in which Pivotal holds a 50% voting interest including directors thereof. Generally, Pivotal grants stock options with exercise prices equal to the quoted market value of the common share on the date of grant, as determined by the Board of Directors. Options generally vest over a four year period, but the Board of Directors may provide for different vesting schedules in particular cases. Options generally expire five years from the date of grant. On June 17, 1999, the Company's shareholders approved changes to the Plan that increased the number of shares reserved for issuance pursuant to the Plan by (a) 1,076 common shares plus (b) an automatic increase on the first day of each fiscal year beginning on July 1, 2001, equal to the lesser of 800 shares or 4% of the average number of common shares outstanding as used to calculate fully diluted earnings per share for the preceding year. Pivotal has assumed certain options granted to former employees of acquired companies (the "Acquired Options"). The Acquired Options were assumed by Pivotal outside of the Plan, but all are administered as if issued under the Plan. All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the Agreements and Plans of Reorganization between Pivotal and the companies acquired. The Acquired Options generally become exercisable over a four year period and generally expire either five or ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans. A summary of stock option activity and information concerning currently outstanding and exercisable options is as follows:

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

                                     Options Outstanding
------------------------------------------------------------------------
                                                                Weighted
                             Options      Number of              Average
                            Available      Common               Exercise
                            for Grant      Shares                  Price
------------------------------------------------------------------------
                                                           (Expressed in
                                                       Canadian dollars,
                                                        except as noted)
Balances, June 30, 1997       586           337                Cdn.$0.12
------------------------------------------------------------------------
Options authorized          1,000             -                       -

Options granted              (877)          877                    0.88

Options exercised               -          (423)                   0.25

Options cancelled              49           (49)                   0.26
------------------------------------------------------------------------
Balances, June 30, 1998       758           742               Cdn.$0.94
------------------------------------------------------------------------
Options authorized          2,576             -                       -

Options granted              (866)          866                    9.71

Options exercised               -           (78)                   0.28

Options cancelled              75           (75)                   3.74
------------------------------------------------------------------------
Balances, June 30, 1999     2,543         1,455               Cdn.$6.07
------------------------------------------------------------------------
Options authorized            408             -                       -

Options granted            (1,837)        1,837                   23.12

Options exercised               -          (376)                   2.96

Options cancelled             270          (270)                  10.37
------------------------------------------------------------------------
Balances, June 30, 2000     1,384         2,646                US$16.95
========================================================================

The U.S. dollar equivalents of the weighted average exercise price calculated using the year end exchange rates were as follows: $4.12, $0.64 and $0.08 as of June 30, 1999, 1998 and 1997 respectively. The following tables summarize information concerning outstanding and exercisable options at June 30, 2000:

                                                              Options Exercisable
-----------------------------------------------------------------------------------------
                                                       Weighted                 Weighted
                                        Average         Average                 Average
                                       Remaining        Exercise               Exercise
     Exercise Prices       Number      Contractual       Price       Number     Price
        per Share        Outstanding  Life (in years)  per Share  Exercisable  per Share
-----------------------------------------------------------------------------------------
     $         0.08         137           1.4          $  0.08          92      $  0.08

     $         0.17          13           6.9             0.17           5         0.17

     $    0.57-0.68         187           8.4             0.62         131         0.59

     $         1.70          57           7.7             1.70          27         1.70

     $    5.09-6.42         537           5.3             5.67         119         5.61

     $  10.54-12.88         614           6.3            13.13          53        13.92

     $  16.75-21.25         145           9.2            18.69           8        20.88

     $  25.44-33.13         747           9.8            27.68           -            -

     $  40.75-52.06         209           9.6            48.49           4        50.50
-----------------------------------------------------------------------------------------
     $   0.08-52.06       2,646                        $ 16.95         439      $  8.11
=========================================================================================

EMPLOYEE STOCK PURCHASE PLAN ("ESPP")

On June 17, 1999, Pivotal's shareholders approved the adoption of an ESPP and authorized the issuance of up to 1,000 common shares under the plan with amendments as the Board of Directors of Pivotal may deem desirable. Under the ESPP, a qualified employee may authorize payroll deductions of up to 10% of the employee's compensation (as defined) to a maximum of $25 to purchase common stock at 85% of the lower of fair market value at the beginning or end of the related subscription period.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

COMMON SHARES RESERVED FOR FUTURE ISSUANCE

Pivotal has reserved common shares as of June 30, 2000 as follows:

Exercise of stock options                              4,030

Employee Stock Purchase Plan                             931
-------------------------------------------------------------
                                                       4,961
=============================================================

SHARE-BASED COMPENSATION

Under APB Opinion No. 25, because the exercise price of Pivotal's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation expense of $473 was recorded during 1999 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. The deferred compensation is being amortized over the vesting period of the underlying options. Amortization of the deferred share-based compensation balance of $193 at June 30, 2000 will approximate $113, $58 and $22 during the fiscal years ending June 30, 2001, 2002 and 2003, respectively. An alternative method of accounting for stock options is SFAS No. 123, "Accounting for Stock-based Compensation". Under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and the resultant compensation cost is recognized ratably over the vesting period. Had compensation cost for Pivotal's share option plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net income (loss) and net earnings (loss) per share would have been as follows:

                                                    Years Ended June 30,
-------------------------------------------------------------------------------
                                                  2000          1999       1998
-------------------------------------------------------------------------------
Net income (loss)

    As reported                               $ (8,362)      $(2,808)      $ 4

    SFAS No. 123 pro forma                     (10,541)       (2,849)       (2)

Basic and diluted earnings (loss) per share

    As reported                               $  (0.45)      $ (0.72)      $--

    SFAS No. 123 pro forma                       (0.57)        (0.73)       --

Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years since SFAS No. 123 applies only to options granted after 1996. The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the years ended June 30, 2000, 1999 and 1998 were US$15.45, Cdn.$1.92 (US$1.30) and Cdn.$0.21 (US$0.14) per share respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:

                                                      Years Ended June 30,
--------------------------------------------------------------------------------
                                                  2000         1999         1998
--------------------------------------------------------------------------------
Assumptions

Volatility factor of expected
     market price of the Company's shares   85.0%         0.0%         0.0%

Dividend yield                               0.0%         0.0%         0.0%

Weighted average expected
     life of stock options (years)           4.0 years    4.0 years    4.0 years

Risk free interest rate                      7.0%         5.6%         5.5%

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

11. INCOME TAXES

Details of the income tax provision (recovery) are as follows:

                                        Years ended June 30,
------------------------------------------------------------------
                                  2000         1999          1998
------------------------------------------------------------------
Current

     Canadian                    $  --        $ (47)        $(132)

     Foreign                       557          290           120
------------------------------------------------------------------
                                   557          243           (12)

Deferred

     Canadian                       --           --            22
------------------------------------------------------------------
     Income tax provision        $ 557        $ 243         $  10
==================================================================

The reported income tax provision (recovery) differs from the amount computed by applying the Canadian basic statutory rate to the income (loss) before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                        Years Ended June 30,
--------------------------------------------------------------------------------
                                                     2000        1999      1998
--------------------------------------------------------------------------------
Canadian basic statutory tax rate                      45%         45%       45%
--------------------------------------------------------------------------------
Expected income tax provision (recovery)          $(3,512)    $(1,154)    $   6

Foreign tax rate differences                         (155)       (144)      (20)

Benefit of losses not tax affected                    389       1,484        --

Non-deductible expenses                             2,661          56        82

Research and development tax credits                 (127)        (47)     (132)

Benefit of temporary differences not recognized     1,301          48        74
--------------------------------------------------------------------------------
                                                  $   557     $   243     $  10
================================================================================

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of Pivotal's deferred tax assets and liabilities as of June 30, 2000 and 1999 are as follows:

                                                             2000          1999
--------------------------------------------------------------------------------
Deferred income tax assets

     Net operating tax loss carry-forwards                $ 4,547       $ 3,129

     Research and development expenses                         85            87

     Book and tax base differences on assets                   --            66

     Other                                                     80            84

Total deferred income tax assets                            4,712         3,366

Valuation allowance for deferred income tax assets         (4,547)       (3,366)
--------------------------------------------------------------------------------
Net deferred income tax assets                                165            --

Deferred income tax liabilities

     Book and tax base differences on assets                  187            --
--------------------------------------------------------------------------------
Net deferred income tax liabilities
 included in accounts payable
 and accrued liabilities                                  $    22       $    --
================================================================================

Due to the uncertainty surrounding the realization of the deferred income tax assets in future income tax returns, Pivotal has a 100% valuation allowance against its deferred income tax assets. The net change in the total valuation allowance for the years ended June 30, 2000 and 1999 was a provision of $1,346 and $1,542, respectively. As of June 30, 2000, Pivotal has Canadian tax loss carry-forwards of approximately $7,189 available to reduce future years' income for tax purposes. These carry-forward losses expire in 2001 to 2007.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars; all amounts in thousands except amounts per share)

12. CHANGE IN OPERATING ASSETS AND LIABILITIES

The change in operating assets and liabilities is as follows:

                                                               June 30,
--------------------------------------------------------------------------------
                                                 2000         1999         1998
--------------------------------------------------------------------------------
Accounts receivable                           $(7,511)     $(1,188)     $(4,971)

Prepaid expenses                                 (545)        (323)        (570)

Accounts payable and accrued liabilities        7,260        4,370        1,117

Deferred revenue                                3,265        1,337        2,828
--------------------------------------------------------------------------------
                                              $ 2,469      $ 4,196      $(1,596)
================================================================================

13. RELATED PARTY TRANSACTIONS

During the year, Pivotal entered into an agreement to license software from a company, with whom Pivotal had a former director in common, under which Pivotal paid $350.

14. SEGMENTED INFORMATION

Pivotal operates in one business segment, the development, marketing, and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships. Pivotal licenses and markets its products internationally. The following table presents a summary of revenues by geographical region.

                                                   Years Ended June 30,
------------------------------------------------------------------------------
                                            2000           1999           1998
------------------------------------------------------------------------------
United States                            $32,591        $18,779        $11,931

Canada                                     5,574          1,463            903

International                             14,774          5,085          1,375
------------------------------------------------------------------------------
                                         $52,939        $25,327        $14,209
==============================================================================

Pivotal attributes revenue among the geographical areas based on the location of the customers involved. During 2000, 1999 and 1998, no single customer accounted for 10% or more of total revenue. The following table presents a summary of property and equipment by geographic region:

                                        Years ended June 30,
-------------------------------------------------------------
                                          2000          1999
-------------------------------------------------------------
Property and Equipment

     United States                      $1,395        $  449

     Canada                              4,624         2,435

     International                       1,212           167
-------------------------------------------------------------
                                        $7,231        $3,051
=============================================================

Schedule II -- Valuation and Qualifying Accounts

                    Years ended June 30, 2000, 1999 and 1998
                                 (in thousands)

                        Allowance for Doubtful Accounts

            Balance at       Additions       Additions
           beginning of  charged to costs    charged to                    Balance at
Year           year        and expenses    other accounts    Write-offs    end of Year
2000           $334             626              --             220            $740
1999           $ 91             243              --              --            $334
1998           $ 79              88              --              76            $ 91

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 10.       DIRECTORS AND OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The table below provides the names, ages, and positions with Pivotal of our executive officers and directors:



               NAME                  AGE                         POSITION
---------------------------------  --------  ------------------------------------------------------
Norman B. Francis............        51      President, Chief Executive Officer and Director
Keith R. Wales...............        55      Chief Technical Officer and Director
Vincent D. Mifsud............        33      Chief Financial Officer and Executive Vice
                                             President
Glenn S. Hasen...............        40      Executive Vice President, Global Field Operations
Christine E. Rogers..........        44      Senior Vice President, Professional Services
Robert A. Runge..............        46      Chief Marketing Officer
Salvatore Sanci..............        42      Vice President and General Manager, eRelationship
                                             Products Division
Jeremy A. Jaech..............        45      Director
Robert J. Louis..............        55      Director
Douglas J. Mackenzie.........        40      Director
Donald A. Mattrick...........        36      Director

----------

        NORMAN B. FRANCIS co-founded Pivotal in 1990 and has served as President, Chief Executive Officer and a director since December 1990. Mr. Francis' experience prior to co-founding Pivotal includes co-founding Basic Software Group Inc., an accounting software company, in 1979. Mr. Francis served as Basic Software Group's Vice President, Operations until the company was acquired by Computer Associates International, Inc., a software company, in 1985. Mr. Francis served as Vice President, Micro Products Division of Computer Associates International Inc. from 1985 to 1990. Mr. Francis holds a bachelor of science degree in Computer Science from the University of British Columbia, Canada and is a Chartered Accountant.

        KEITH R. WALES co-founded Pivotal in 1990 and has served as a director since December 1990 and as Chief Technical Officer since May 1999. Mr. Wales also served as Vice President, Research and Development from December 1990 through July 1999. Mr. Wales' experience prior to co-founding Pivotal includes co-founding Basic Software Group Inc., an accounting software company, in 1979. Mr. Wales served as Basic Software Group's Vice President, Research and Development until the company was acquired by Computer Associates International, Inc. in 1985. Mr. Wales served as Divisional Vice President, Research and Development of Computer Associates International, Inc. from 1985 to 1986. Mr. Wales holds a bachelor of science degree in Mathematics and a master's of science degree in Computer Science from the University of British Columbia, Canada.

        VINCENT D. MIFSUD has served as Chief Financial Officer since December 1998 and Executive Vice President since July 2000. Mr. Mifsud also served as Vice President, Operations from December 1998 to July 2000. Prior to joining Pivotal, Mr. Mifsud served as Controller, Vice President, Finance and Chief Financial Officer of Rand Technology, Inc., a software developer and value added reseller of mechanical design automation tools and services, from May 1993 to December 1998. Prior to this, Mr. Mifsud worked for three years with Arthur Andersen LLC in their Enterprise Division. Mr. Mifsud holds a bachelor's degree in Commerce and Economics from the University of Toronto, Canada and is a Chartered Accountant.

        GLENN S. HASEN has served as Executive Vice President, Global Field Operation since July 2000. Mr. Hasen also served as Vice President, Worldwide Sales from October 1996 to July 2000. Prior to joining Pivotal, Mr. Hasen served as Director of International Sales of Information Builders Inc., a global software tools and middleware company, from February 1994 to October 1996. In addition, he served as General Manager of Information Builders Inc., from January 1990 to February 1994. Mr. Hasen also served as Director of Sales of Computer Associates International, Inc. from 1985 to 1990. Mr. Hasen holds a bachelor's degree from the University of Waterloo, Ontario, Canada and a Certificate in Finance from the Wharton School, University of Pennsylvania.

        CHRISTINE E. ROGERS has served as Senior Vice President, Professional Services, since July 2000. Ms. Rogers also served as Vice President, Professional Services, North America from April 1999 to July 2000. Ms. Rogers served as Associate Partner of Andersen Consulting's Customer Relationship Management practice from September 1998 to April 1999. Ms. Rogers served as Director of Andersen Consulting's Customer Relationship Management practice from October 1996 to September 1998. Ms. Rogers served as the Director of Database Marketing of AT&T Wireless Services from January 1995 to September 1996. Ms. Rogers served as the Director, Channel Sales of the Tracker Corporation from July 1994 to December 1994. Ms. Rogers served as Director, National Retail Sales of Rogers Cantel Mobile Communications Inc., a cable and telecommunications service provider from November 1987 to June 1994.

        ROBERT A. RUNGE has served as Chief Marketing Officer since July 2000. Mr. Runge also served as Vice President, Worldwide Marketing from September 1997 to July 2000. Before joining Pivotal, Mr. Runge served as Vice President, Marketing of BroadVision, Inc., an Internet marketing software company, from September 1995 to September 1997. Mr. Runge served as Director of Product Marketing of Sybase, a software company, from September 1990 to September 1995. Prior to that, Mr. Runge served as Director of Education Services of Oracle Corporation, a software company, from July 1988 to September 1990. Mr. Runge holds two bachelors' degrees from the University of Illinois, Champagne-Urbana and a master's degree in Business Administration (Marketing) from the University of Illinois, Chicago.

        SALVATORE SANCI has served as Vice President and General Manager, eRelationship Products Division since July 2000. Mr. Sanci also served as Vice President, Research and Development from August 1999 to July 2000. Before joining Pivotal, Mr. Sanci served as Vice President, Research and Development for PC DOCS Group International Inc., a software company, from January 1998 to July 1999, and as a software architect with PC DOCS Group International Inc. from August 1997 to December 1998. Mr. Sanci served as Vice President, Research and Development for InContext Corporation, a software company, from July 1991 to August 1997. Prior to that, Mr. Sanci served as Vice President, Research and Development for Amberon Inc., a predecessor to InContext Corporation, from July 1987 to June 1991. Mr. Sanci holds a bachelor's degree in Electrical Engineering and Computer Science from Ryerson Polytechnical Institute.

        JEREMY A. JAECH has served as a director since July 1996. Mr. Jaech currently serves as Vice President, Microsoft Corporation, Visio Division, a supplier of enterprise-wide business diagramming and technical drawing software for Microsoft Windows. Prior to Microsoft, Jeremy co-founded Visio Corporation, which was later sold to Microsoft, in September 1990. Prior to co-founding Visio Corporation, Mr. Jaech co-founded Aldus Corporation in 1984 and served as Vice President, Engineering. Aldus Corporation was purchased by Adobe Systems Incorporation in 1989. Mr. Jaech holds a bachelor's degree in Mathematics and a master's degree in Computer Science from the University of Washington.

        ROBERT J. LOUIS has served as a director since June 1995. Since March 1999, Mr. Louis has served as President of Ventures West Management Ltd., a venture capital firm which he joined as an Executive Vice President in January 1991. Mr. Louis earned a bachelor of science degree and a master's degree in Science from the University of Victoria, British Columbia, Canada and a Ph.D. in Physics from the University of British Columbia, Canada.

        DOUGLAS J. MACKENZIE has served as a director since July 1992. Mr. Mackenzie has served as a Limited Partner of Kleiner, Perkins, Caufield & Byers, a venture capital firm specializing in high-tech companies, since June 1989 and a General Partner since April 1994. Mr. Mackenzie also serves as a director of Marimba, Inc. and E.piphany, Inc. Mr. Mackenzie holds a bachelor's degree in Economics and a master's degree in Industrial Engineering from Stanford University, and a master's degree in Business Administration from Harvard University.

        DONALD A. MATTRICK has served as a director since May 1999. Mr. Mattrick has served as the President of Electronic Arts Worldwide Studios, a manufacturer of gaming software, since September 1997. Mr. Mattrick served as Executive Vice President, North American Studios of Electronic Arts Worldwide Studios from October 1995 to September 1997 and as Executive Vice President and General Manager of Electronic Arts Worldwide Studios from 1991 to October 1995. Mr. Mattrick co-founded Distinctive Software in 1982 and served as its Chairman and Chief Executive Officer until 1991. Distinctive Software was purchased by Electronic Arts in 1991. Simon Frasier University awarded Mr. Mattrick an honorary Doctor of Laws degree in 1999.

ITEM 11.       COMPENSATION OF DIRECTORS AND OFFICERS

The following table describes the compensation we paid to, or earned by, our chief executive officer and our executive officers who earned more than $100,000 during the fiscal year ended June 30, 2000.

                           SUMMARY COMPENSATION TABLE



                                                                           LONG TERM
                                          ANNUAL COMPENSATION            COMPENSATION
                                 ------------------------------------    -------------
                                                                           SECURITIES
NAME AND PRINCIPAL POSITION      YEAR        SALARY          BONUS       UNDER OPTIONS
---------------------------      ----    ------------    -------------   -------------
Norman B. Francis                2000    Cdn.$175,000    Cdn.$78,983        25,000
  President and Chief
  Executive Officer
Keith R. Wales                   2000    Cdn.$150,000    Cdn.$35,931        25,000
  Chief Technical Officer
Vincent D. Mifsud                2000    Cdn.$175,000    Cdn.$103,755       20,000
  Chief Financial Officer and
  Executive Vice President
Glenn S. Hasen                   2000        $150,000        $106,513       30,000
  Executive Vice President,
  Global Field Operations
Robert A. Runge                  2000        $160,000        $ 53,665       20,000
  Chief Marketing Officer

-----------------------------

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding stock option grants to our chief executive officer and our executive officers who earned more than $100,000 during the fiscal year ended June 30, 2000. The potential realizable value of the options is calculated based on the assumption that the common shares appreciate at the annual rate shown, compounded annually, from the date of grant until the expiration of their term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future share price growth. Potential realizable values are computed by:

- multiplying the number of common shares subject to a given option by the exercise price;

- assuming that the aggregate share value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

-  subtracting from that result the aggregate option exercise price.


                                INDIVIDUAL GRANTS
                    ---------------------------------------------------
                     NUMBER OF   % OF TOTAL                              POTENTIAL REALIZABLE VALUE AT
                    SECURITIES     OPTIONS                               ASSUMED ANNUAL RATES OF SHARE
                    UNDERLYING   GRANTED TO    EXERCISE                  PRICE APPRECIATION FOR OPTION TERM
                      OPTIONS   EMPLOYEES IN  PRICE PER   EXPIRATION     ----------------------------------
       NAME           OPTIONS    FISCAL YEAR    SHARE        DATE             5%               10%
-----------------------------------------------------------------------------------------------------------
Norman B. Francis     25,000        1.75%      $51.25    Jan. 19, 2010       $805,771        $2,041,983
Keith R. Wales        25,000        1.75%      $51.25    Jan. 19, 2010       $805,771        $2,041,983
Vincent D. Mifsud     20,000         1.4%      $51.25    Jan. 19, 2010       $644,617        $1,633,586
Glenn S. Hasen        30,000         2.1%      $21.25    Oct. 13, 2009       $400,920        $1,016,011
Robert A. Runge       20,000         1.4%      $21.25    Oct. 13, 2009       $267,280        $  677,341

OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information regarding the exercise of options to purchase common shares by our chief executive officer and our executive officers who earned more than $100,000 during the fiscal year ended June 30, 2000. The value of unexercised in-the-money options is based on the closing price of our common shares on the Nasdaq National Market on June 30, 2000 of $23.50, minus the exercise price per share.

              AGGREGATED OPTIONS EXERCISED DURING 2000 FISCAL YEAR
                      AND FINANCIAL YEAR-END OPTION VALUES


                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                OPTIONS AT FISCAL YEAR-END         FISCAL YEAR-END
                                                -------------------------------------------------------
                    SHARES ACQUIRED   VALUE
       NAME           ON EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------- ---------------  --------   -----------   -------------  -----------  -------------
Norman B. Francis           --              --     28,765         44,085      $669,609      $  435,558
Keith R. Wales              --              --          0         25,000            --              --
Vincent D. Mifsud       40,000      $2,326,950     20,000        120,000      $361,600      $1,808,000
Glenn S. Hasen          57,750      $1,455,100      3,750         82,500      $  8,438      $  165,000
Robert A. Runge         25,000      $  372,132      2,500         55,000      $  5,625      $  729,938

-------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

DIRECTOR COMPENSATION

We do not currently pay cash compensation to directors for serving on our board of directors, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings. We do not provide additional compensation for committee participation or special assignments of the Board of Directors. Of our directors, only Messrs. Francis and Wales received stock options for their participation on our board of directors for the year ended June 30, 2000. Both Messrs. Francis and Wales received options to purchase 25,000 common shares at a price of US$51.25 per share.


EMPLOYMENT CONTRACTS

Pivotal entered into an employment contract with Robert Runge on August 14, 1997. Mr. Runge's current base salary is $160,000, with a potential incentive compensation of $90,000. Mr. Runge's salary is reviewed annually by the board of directors' compensation committee. Mr. Runge was also granted options to purchase common shares in Pivotal and is eligible to receive further grants in the future.

Pivotal entered into an employment contract with Glenn Hasen on September 24, 1996. Mr. Hasen's current base salary is $150,000, with a potential incentive compensation of $150,000. Mr. Hasen's salary is reviewed annually by the board of directors' compensation committee. Mr. Hasen was also granted options to purchase common shares in Pivotal and is eligible to receive further grants in the future.

Pivotal entered into an employment contract with Vincent Mifsud on November 16, 1999. Mr. Mifsud's current base salary is Cdn. $175,000, with a potential incentive compensation of $75,000. Mr. Mifsud's salary is reviewed annually by the board of directors' compensation committee. Mr. Mifsud was also granted options to purchase common shares in Pivotal and is eligible to receive further grants in the future.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE

The Compensation Committee of our board of directors currently consists of Jeremy A. Jaech, Robert J. Louis and Douglas J. Mackenzie. The committee is responsible for establishing and monitoring our long range plans and programs for attracting, training, developing and motivating employees. The committee reviews recommendations for the appointment of persons to senior executive positions, considers terms of employment, including succession planning and matters of compensation, and recommends awards under our incentive stock option plan and the employee share purchase plan.

Our compensation policies and programs are designed to be competitive with similar customer relationship management companies in the electronic commerce environment and to recognize and reward executive performance consistent with the success of our business. These policies and programs are intended to attract and retain capable and experienced people.

In addition to industry comparables, the Committee considers a variety of factors when determining both compensation policies and programs and individual compensation levels. These factors include the long range interests of Pivotal and its shareholders, overall financial and operating performance of Pivotal and the committee's assessment of each executive's individual performance and contribution towards meeting goals and objectives.

The total compensation plan for executive officers is comprised of the following three components: competitive base salary, annual cash bonuses and stock options.

Base Salary. In establishing base salaries of all executive officers, the committee reviews competitive market data for each of the executive positions and determines placement at an appropriate level in a range. Compensation levels are typically negotiated with the candidate for the position prior to his or her final selection as an executive officer. Additionally, a review of the chief executive officer's performance and a general review of Pivotal's stock price are considered. The compensation range for executive officers normally moves annually to reflect external factors such as inflation. The chief executive officer's base salary was increased from Cdn$120,000 to Cdn$175,000, effective September 1, 1999. The base salary of the chief executive officer is set at an amount the committee believes is competitive with salaries paid to executives of companies of comparable size in similar industries and located within the local area.

Bonuses. Cash bonuses are used to reward executive officers for meeting specific performance targets as mutually agreed upon on an annual basis. During the year ended June 30, 2000, the chief executive officer was awarded a bonus in the amount of Cdn$78,983. This bonus was paid to the chief executive officer both for achieving success in completing Pivotal's initial public offering on the Nasdaq National Market in August 1999 and for his significant contribution to the strong performance of Pivotal's common shares on the Nasdaq National Market during the past fiscal year.

Stock Option Grants. Pivotal provides its executive officers and other employees with long-term incentives through its incentive stock option plan, which is intended to emphasize management's commitment to growth of Pivotal and the enhancement of shareholder value. The committee relies on a variety of subjective factors when granting options, including the responsibilities of the individual officers and their expected future contribution to Pivotal. In the year ended June 30, 2000, the chief executive officer was granted options to purchase 25,000 common shares in the capital stock of Pivotal as an incentive for his continued commitment to the success of Pivotal and the ongoing enhancement of shareholder value.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total shareholder return for Pivotal, the S&P 500 Index and the Application Software Index (as reported by Microsoft MoneyCentral Investor). The graph shows the value of $100 invested on August 5, 1999 in our common shares, the S&P 500 Index and the Application Software Index.

                          [PERFORMANCE GRAPH OMITTED]


--------------------------------------------------------------------------
                                            August 5, 1999  August 4, 2000
--------------------------------------------------------------------------
Pivotal Corporation                             $100.00         $275.52
--------------------------------------------------------------------------
S&P 500                                         $100.00         $129.15
--------------------------------------------------------------------------
Application Software Index (as reported by
Microsoft MoneyCentral Investor)                $100.00         $111.36
-----------------------------------------------------------------------

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following table provides information concerning the beneficial ownership of our common shares as of September 1, 2000:

-  our chief executive officer;

- all officers whose annual compensation was more than $100,000 during fiscal 2000;

-  each of our directors;

- each shareholder that we know owns more than 5% of our outstanding common shares; and

-  all our directors and executive officers as a group.

The principal address of each of the shareholders below is 224 West Esplanade, Suite 300, North Vancouver, BC, Canada V7M 3M6, except where another address is listed.


                                                    NUMBER OF SHARES        PERCENT OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER               BENEFICIALLY OWNED         SHARES OWNED
--------------------------------------------       ------------------       -----------------
Norman B. Francis(1)........................              2,363,850               10.5%
Keith R. Wales(2)...........................              1,125,800                5.0%
Vincent D. Mifsud...........................                140,000                  *
Jeremy A. Jaech(3)..........................                115,556                  *
Robert J. Louis(4)..........................              2,173,258                9.7%
Douglas J. Mackenzie(5).....................              2,418,051               10.8%
Donald A. Mattrick(6).......................                 15,000                  *
Glenn S. Hasen(7)...........................                246,526                1.1%
Robert A. Runge(8)..........................                256,541                1.1%
Ventures West Capital Limited...............              2,173,258                9.7%
    280 -- 1285 West Pender Street


    Vancouver, BC V6E 4B1(9)
Kleiner Perkins Caufield & Byers VI(10)...........        2,385,880        10.6%
    2750 Sand Hill Road
    Menlo Park, CA 94025
Integral Capital Partners II, L.P.(11)............        1,730,915         7.7%
    2750 Sand Hill Road
    Menlo Park, CA 94025
All directors and executive officers as a group
(11 persons)(12)..................................        8,925,473          40%

-----------------

  *  Less than 1%


(1) Includes: (a) 600,800 shares held of record by The Francis Family Trust, a family trust for the benefit of Mr. Francis and his three children; (b) 797,143 shares held of record by Boardwalk Ventures Inc., a holding company owned 50% by Mr. Francis and 50% by his spouse; and (c) 35,121 shares subject to options exercisable by Mr. Francis within 60 days of September 1, 2000.

(2) Includes 428,572 shares held of record by Daybreak Software Inc., a holding company owned solely by Mr. Wales, of which Mr. Wales has sole voting power. Mr. Wales disclaims beneficial ownership of any shares held by his former spouse, Patricia Wales.

(3) Includes 60,000 shares subject to options exercisable within 60 days of September 1, 2000.

(4) Includes: (a) 506,720 shares held of record by Bank of Montreal Capital Corporation which is managed by Ventures West Management TIP Inc., an entity wholly owned by Ventures West Capital Ltd.; and (b) 1,666,529 shares held of record by VW B.C. Technology Investment Fund Limited Partnership, of which Ventures West Management B.C. Ltd. is the general partner. Ventures West Management B.C. Ltd. is wholly owned by Ventures West Capital Ltd. Mr. Louis, as President of Ventures West Capital Ltd., a venture capital firm with controlled subsidiaries which include Ventures West Management TIP Inc. and Ventures West Management B.C. Ltd., disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(5) Includes 2,385,880 shares held by Kleiner Perkins Caufield & Byers VI, an entity affiliated with Kleiner Perkins Caufield & Byers of which Mr. Mackenzie is a limited partner. Mr. Mackenzie disclaims beneficial ownership of such shares except to the extent of his pecuniary interest. Brook Byers, L. John Doerr, Vinod Khosla, E. Floyd Kvamme, Joseph Lacob, Bernie Lacroute and Jim Lally are the General Partners of KPCB VI Associates, the General Partner of Kleiner Perkins Caufield and Byers VI.

(6) Includes 15,000 shares subject to an option exercisable within 60 days of September 1, 2000.

(7) Includes 18,750 shares subject to an option exercisable within 60 days of September 1, 2000. Of the shares held by Mr. Hasen, up to 51,000 shares are currently subject to repurchase by Pivotal at the option exercise price paid by Mr. Hasen if Mr. Hasen's employment is terminated.

(8) Includes 12,500 shares subject to an option exercisable within 60 days of September 1, 2000. Of the shares held by Mr. Runge, up to 93,750 shares are subject to repurchase by Pivotal at the option exercise price paid by Mr. Runge if Mr. Runge's employment is terminated.

(9) Includes: (a) 506,729 shares held of record by Bank of Montreal Capital Corporation which is managed by Ventures West Management TIP Inc., an entity wholly owned by Ventures West Capital Ltd.; and (b) 1,666,529 shares held of record by VW B.C. Technology Investment Fund Limited Partnership, of which Ventures West Management B.C. Ltd. is the general partner. Ventures West Management B.C. Ltd. is wholly owned by Ventures West Capital Ltd. Mr. Louis, as President of Ventures West Capital Ltd., a venture capital firm with controlled subsidiaries which include Ventures West Management TIP and Ventures West Management B.C. Ltd., disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

(10) Includes 2,385,880 shares held by Kleiner Perkins Caufield & Byers VI, an entity affiliated with Kleiner Perkins Caufield and Byers of which Mr. Mackenzie is a limited partner. Mr. Mackenzie disclaims beneficial ownership of such shares except to the extent of his pecuniary interest. Brook Byers, L. John Doerr, Vinod Khosla, E. Floyd Kvamme, Joseph Lacob, Bernie Lacroute and Jim Lally are the General Partners of KPCB VI Associates, the General Partner of Kleiner Perkins Caufield and Byers VI.

(11) Includes: (a) 1,025,608 shares held of record by Integral Capital Partners II, L.P.; (b) 324,807 shares held of record by Integral Capital Partners International II C.V.; (c) 258,440 shares held of record by Integral Capital Partners IV, L.P.; (d) 1,210 shares held of record by Integral Capital Partners IV MS Side Fund, L.P.; (e) 119,440 shares held of record by Integral Capital Partners V, L.P.; and (f) 1,410 shares held of record by Integral Capital Partners V Side Fund, L.P. Roger McNamee, John Powell and Pamela Hagenah are the General Partners of Integral Capital Management II, L.P., the General Partner and Investment General Partner, respectively, of Integral Capital Partners II, L.P. and Integral Capital Partners International II C.V., and they are the Managing Directors of Integral Capital Management IV, LLC, the General Partner of Integral Capital Partners IV, L.P. Roger McNamee, John Powell, Pamela Hagenah, Glen Kacher and Neil Strumingher are the Managing Directors of Integral Capital Partners NBT, LLC, the General Partner of Integral Capital Partners IV MS Side Fund, L.P. and of Integral Capital Management V, LLC, the General Partner of Integral Capital Partners V, L.P. and of ICP Management V, LLC, the General Partner of Integral Capital Partners V Side Fund, L.P.

(12) Includes 173,193 shares subject to options exercisable within 60 days of September 1, 2000.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statements and Financial Statement Schedules

        1.     Index to Consolidated Financial Statements


                                                                            Page
               Independent Auditor's Report..............................    44
               Consolidated Balance Sheets...............................    45
               Consolidated Statements of Operations.....................    46
               Consolidated Statements of Shareholders' Equity (Deficit).    47
               Consolidated Statements of Cash Flows.....................    48
               Notes to Consolidated Financial Statements................    49

        2.     Index to Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts

(b)     Reports on Form 8-K

        On July 11, 2000, Pivotal filed a current report on Form 8-K, as amended by Form 8-K on September 11, 2000, announcing the acquisition of all of the issued and outstanding shares of Simba Technologies Inc.

        On June 19, 2000, Pivotal filed a current report on Form 8-K, as amended by Form 8-K/A on August 16, 2000, announcing the acquisition of all of the issued and outstanding shares of Exactium, Ltd.

        On January 25, 2000, Pivotal filed a current report on Form 8-K announcing the acquisition of all of the issued and outstanding shares of Transitif S.A.

(c)     Exhibits


        EXHIBIT NO.                         DESCRIPTION
        -----------                         -----------
            2.1*        Share Purchase Agreement by and between Pivotal and
                        Pierre Marcel, Marc Bahda, Bernard Wach and Other
                        Shareholders of Transitif S.A., dated December 3, 1999

            2.2**       Stock Purchase Agreement among Pivotal and Industrial &
                        Financial Systems AB and Eli Barak, Alon Hod and Tony
                        Topaz Concerning all of the Shares of Exactium Ltd.
                        dated April 11, 2000

            2.3***      Share Purchase Agreement among Pivotal and David
                        Pritchard, Kirk Herrington, Michael Satterfield, Calvin
                        Mah, VW B.C. Technology Investment Fund, LP, Venrock
                        Associates, Venrock Associates II, LP, Working Ventures
                        Canadian Fund Inc., Bank of Montreal Capital
                        Corporation, Sussex Capital Inc. and the Other
                        Shareholders of Simba Technologies Inc. concerning all
                        of the Shares of Simba Technologies Inc. dated May 29,
                        2000

            3.2+        Memorandum and Articles

            4.1+        Specimen of common share certificate

            4.2+        Registration Rights (included in Exhibit 10.15)

            4.3**       Registration Rights Agreement dated June 2, 2000
                        (included in Exhibit 2.2)

            4.4***      Registration Rights Agreement dated June 26, 2000
                        (included in Exhibit 2.3)

            10.1+ Amended and Restated Incentive Stock Option Plan dated as of January 28, 1999

            10.2+ Form of Amended and Restated Incentive Stock Option Plan effective as of August 10, 1999

            10.3+       Employee Share Purchase Plan

            10.4+       Lease dated as of July 18, 1997 between Sodican (B.C.)
                        Inc. and Pivotal for premises located in North
                        Vancouver, B.C.

            10.5+       Lease dated as of May 26, 1998 between Novo Esplanade
                        Ltd. and Pivotal for premises located in North
                        Vancouver, B.C.

            10.6+       Lease(1) dated as of December 14, 1998 between B.C. Rail
                        Ltd. and Pivotal for premises located in North
                        Vancouver, B.C.

            10.7+       Lease(2) dated as of December 14, 1998, between B.C.
                        Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

            10.8+       Lease dated as of December 11, 1998 between Yarrow Bay
                        Office III Limited Partnership and Pivotal with respect to premises located in Kirkland, Washington

            10.9+       Lease dated as of March 12, 1999 between Erachange
                        Limited and Pivotal for premises located in Hemel
                        Hempstead, Hertfordshire, England

            10.10+      Lease dated as of April 19, 1999 between Massachusetts
                        Mutual Life Insurance Company and Pivotal for premises located in Des Plaines, Illinois

            #10.11+ Letter agreement dated November 21, 1997 between Pivotal and Robert A. Runge granting an option to purchase
                        250,000 common shares


        EXHIBIT NO.                         DESCRIPTION
        -----------                         -----------
            #10.12+     Letter agreement dated November 2, 1997 between Pivotal
                        and Glenn S. Hasen granting an option to purchase
                        136,000 common shares

            10.13+      Class F Preferred Share Subscription and Purchase
                        Agreement dated January 15, 1999, with respect to Class
                        F Preferred Shares

            10.14+      Shareholders' Agreement dated January 15, 1999

            10.15+      Investors' Rights Agreement dated January 15, 1999

            10.16+ Form of Share Purchase Agreement with respect to the issuance of Class B common shares

            10.17+ Form of Share Purchase Agreement with respect to the issuance of common shares in exchange for Class B common shares

            10.18+      Form of Lock-up Agreement

            10.19+      Canadian Imperial Bank of Commerce $2,000,000 Committed
                        Installment Loan dated March 18, 1998

            10.20+      Canadian Imperial Bank of Commerce $3,000,000 Operating
                        Line of Credit dated March 18, 1998

            10.21+      Security Agreement with Canadian Imperial Bank of
                        Commerce dated for reference April 15, 1998

            10.22+ Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

            10.23+      Canadian Imperial Bank of Commerce Schedule -- Standard
                        Credit Terms dated March 18, 1998

            10.24+      Canadian Imperial Bank of Commerce Schedule -- Standard
                        Credit Terms dated March 18, 1998

            10.25+ Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

            10.26       Assignment agreement dated July 12, 2000 between
                        Pivotal and MetaCreations International Limited for premises located in Dublin, Republic of Ireland;
                        Sub-Lease dated September 22, 1999 between The H.W.
                        Wilson Company Inc. and MetaCreations International
                        Limited for premises located in Dublin, Republic of Ireland

            10.27       Lease dated April 14, 2000 among Deramore Holdings
                        Limited(1), Pivotal Corporation (NI) Limited (2) and
                        Pivotal for premises located in Belfast, Northern
                        Ireland

            10.28       Lease dated December 4, 1997 by and between
                        EOP-Lakeside Office, L.L.C. and Exactium, Inc.

            #10.29 Employment Agreement between Vince Mifsud and Pivotal dated November 10, 1998

            10.30++     Exactium Ltd. 1999 Stock Option Plan

            10.31+++ Simba Technologies Incentive Stock Option Plan, as amended

            13.1        Annual Report to Shareholders

            21.1        Subsidiaries of Pivotal

            23.1        Consent of Deloitte & Touche LLP

            24.1        Powers of Attorney (included on signature page)

            27.1        Financial Data Schedule

            99.1        Notice of Meeting and Management Information and Proxy
                        Circular for the Annual General Meeting to be held on Wednesday, October 25, 2000

------------------

#    Indicates management contract.

*    Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.

**   Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.

***  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.

+ Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).

++ Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).

+++ Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).

                                   SIGNATURES

        Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia, Canada, on September 28, 2000.



                                    PIVOTAL CORPORATION
                                    (Registrant)



                                    By: /s/ Norman B. Francis
                                        ---------------------------------------
                                                  Norman B. Francis
                                        (President and Chief Executive Officer)

                               POWERS OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norman B. Francis and Vincent D. Mifsud, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents of them or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pivotal and in the capacities and on the date(s) indicated.


              SIGNATURE                               TITLE                        DATE
              ---------                               -----                        ----
                                          President, Chief Executive       September 28, 2000
        /s/ Norman B. Francis             Officer and Director
--------------------------------------
          Norman B. Francis

                                          Chief Financial Officer and      September 28, 2000
        /s/ Vincent D. Mifsud             Executive Vice President
--------------------------------------
          Vincent D. Mifsud

                                          Chief Technical Officer and      September 28, 2000
        /s/  Keith R. Wales               Director
--------------------------------------
           Keith R. Wales

                                          Director                         September 28, 2000
--------------------------------------
           Jeremy A. Jaech

      /s/ Douglas J. Mackenzie            Director                         September 28, 2000
--------------------------------------
        Douglas J. Mackenzie

         /s/ Robert J. Louis              Director                         September 28, 2000
--------------------------------------
           Robert J. Louis

      /s/ Donald A. Mattrick              Director                         September 28, 2000
--------------------------------------
         Donald A. Mattrick

                                 EXHIBIT INDEX


        EXHIBIT NO.                         DESCRIPTION
        -----------                         -----------
            #10.12+     Letter agreement dated November 2, 1997 between Pivotal
                        and Glenn S. Hasen granting an option to purchase
                        136,000 common shares

            10.13+      Class F Preferred Share Subscription and Purchase
                        Agreement dated January 15, 1999, with respect to Class
                        F Preferred Shares

            10.14+      Shareholders' Agreement dated January 15, 1999

            10.15+      Investors' Rights Agreement dated January 15, 1999

            10.16+ Form of Share Purchase Agreement with respect to the issuance of Class B common shares

            10.17+ Form of Share Purchase Agreement with respect to the issuance of common shares in exchange for Class B common shares

            10.18+      Form of Lock-up Agreement

            10.19+      Canadian Imperial Bank of Commerce $2,000,000 Committed
                        Installment Loan dated March 18, 1998

            10.20+      Canadian Imperial Bank of Commerce $3,000,000 Operating
                        Line of Credit dated March 18, 1998

            10.21+      Security Agreement with Canadian Imperial Bank of
                        Commerce dated for reference April 15, 1998

            10.22+ Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

            10.23+      Canadian Imperial Bank of Commerce Schedule -- Standard
                        Credit Terms dated March 18, 1998

            10.24+      Canadian Imperial Bank of Commerce Schedule -- Standard
                        Credit Terms dated March 18, 1998

            10.25+ Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

            10.26       Assignment agreement dated July 12, 2000 between
                        Pivotal and MetaCreations International Limited for premises located in Dublin, Republic of Ireland;
                        Sub-Lease dated September 22, 1999 between The H.W.
                        Wilson Company Inc. and MetaCreations International
                        Limited for premises located in Dublin, Republic of Ireland

            10.27       Lease dated April 14, 2000 among Deramore Holdings
                        Limited(1), Pivotal Corporation (NI) Limited (2) and
                        Pivotal for premises located in Belfast, Northern
                        Ireland

            10.28       Lease dated December 4, 1997 by and between
                        EOP-Lakeside Office, L.L.C. and Exaction, Inc.

            #10.29 Employment Agreement between Vince Mifsud and Pivotal dated November 10, 1998

            10.30++     Exactium Ltd. 1999 Stock Option Plan

            10.31+++ Simba Technologies Incentive Stock Option Plan, as amended

            13.1        Annual Report to Shareholders

            21.1        Subsidiaries of Pivotal

            23.1        Consent of Deloitte & Touche LLP

            24.1        Powers of Attorney (included on signature page)

            27.1        Financial Data Schedule

            99.1        Notice of Meeting and Management Information and Proxy
                        Circular for the Annual General Meeting to be held on Wednesday, October 25, 2000

#    Indicates management contract.

*    Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.

**   Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.

***  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.

+ Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).

++ Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).

+++ Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).