Form 10-Q
period 2000-09-30
PIVOTAL CORP
filed 2000-11-09
CIK 1086329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-26867

                               PIVOTAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  BRITISH COLUMBIA, CANADA          NOT APPLICABLE
               ----------------------------       ------------------
               (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER
                   OF INCORPORATION)              IDENTIFICATION NO.)

                            300 - 224 WEST ESPLANADE,
                   NORTH VANCOUVER, BRITISH COLUMBIA, V7M 3M6
                                     CANADA
                   ------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            TELEPHONE (604) 988-9982
              ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X    No
                                ---     ---

COMMON SHARES OUTSTANDING AT NOVEMBER 2, 2000:  22,559,128

                               PIVOTAL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                PAGE
PART I   FINANCIAL INFORMATION

         ITEM 1 Condensed Consolidated Financial Statements                                       1
                  Condensed Consolidated Balance Sheets as of September 30, 2000 and
                    June 30, 2000                                                                 1
                  Condensed Consolidated Statements of Operations for the Three Months
                    Ended September 30, 2000 and 1999                                             2
                  Condensed Consolidated Statements of Shareholders' Equity for the
                    Three Months ended September 30, 2000                                         3
                  Condensed Consolidated Statements of Cash flows for the Three Months
                    Ended September 30, 2000 and 1999                                             4
                  Notes to the Condensed Consolidated Financial Statements                        5

         ITEM 2 Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                   8

         ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                       19

PART II  OTHER INFORMATION

         ITEM 1 Legal Proceedings                                                                20

         ITEM 2 Changes in Securities and Use of Proceeds                                        20

         ITEM 3 Defaults Upon Senior Securities                                                  20

         ITEM 4 Submission of Matters to a Vote of Security Holders                              20

         ITEM 5 Other Information                                                                21

         ITEM 6 Exhibits and Reports on Form 8-K                                                 21

                Signatures                                                                       22


          PART I - ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               PIVOTAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)

                                                                            September 30,  June 30,
                                                                                 2000        2000
                                                                            -------------  --------
                                                                             (unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                                $ 13,915     $  4,734

     Short-term investments                                                     22,247       30,788

     Accounts receivable                                                        17,622       16,764

     Prepaid expenses                                                            1,931        1,859
                                                                              --------     --------
         Total current assets                                                   55,715       54,145

Property and equipment, net                                                      7,720        7,231

Goodwill, intangibles and other assets, net                                     55,978       60,569
                                                                              --------     --------
Total assets                                                                  $119,413     $121,945
                                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued liabilities                                 $ 16,919     $ 16,877

     Deferred revenue                                                           10,155        8,971
                                                                              --------     --------
         Total current liabilities                                              27,074       25,848
                                                                              --------     --------
Shareholders' equity:

     Preferred shares, undesignated, no par value; authorized shares --
     20,000 at September 30,  2000 and June 30, 2000; no shares issued and
     outstanding                                                                    --           --

     Common  shares,  no  par  value; authorized shares -- 200,000 at
     September 30, 2000 and June 30, 2000, respectively; issued and outstanding shares -- 22,499 and 22,057 at September 30, 2000 and
     June 30, 2000, respectively                                               106,744      105,076

     Additional paid-in capital                                                  7,002        7,002

     Deferred share-based compensation                                            (165)        (193)

     Accumulated deficit                                                       (21,242)     (15,788)
                                                                              --------     --------
Total shareholders' equity                                                      92,339       96,097
                                                                              --------     --------
Total liabilities and shareholders' equity                                    $119,413     $121,945
                                                                              ========     ========


                             See accompanying notes.

                               PIVOTAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS,
                ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    Three months ended
                                                                      September 30,
                                                                    ------------------
                                                                      2000       1999
                                                                    ---------   ------
REVENUES:

     Licenses                                                        $13,768    $6,097

     Services and maintenance                                          7,290     2,578
                                                                     -------    ------
         Total revenues                                               21,058     8,675
                                                                     -------    ------
 COST OF REVENUES:

     Licenses                                                            866       284

     Services and maintenance                                          3,870     1,368
                                                                     -------    ------
         Total cost of revenues                                        4,736     1,652
                                                                     -------    ------
Gross profit                                                          16,322     7,023
                                                                     -------    ------
OPERATING EXPENSES:

     Sales and marketing                                              11,498     5,715

     Research and development                                          3,917     1,569

     General and administrative                                        1,776       707

     Amortization of goodwill                                          4,995        --
                                                                     -------    ------
         Total operating expenses                                     22,186     7,991
                                                                     -------    ------
Loss from operations                                                  (5,864)     (968)

Interest and other income                                                343       357
                                                                      -------   ------
Loss before income taxes                                              (5,521)     (611)

Income tax recovery (expense)                                             67       (75)
                                                                     -------    ------
Net loss                                                             $(5,454)   $ (686)
                                                                     =======    ======


LOSS PER SHARE:

     Basic and diluted                                               $ (0.24)   $(0.05)

     Pro forma basic and diluted                                                $(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE LOSS PER SHARE:

     Basic and diluted                                                22,375    13,693

     Pro forma basic and diluted                                                18,380

                             See accompanying notes.

                               PIVOTAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                        Common Shares        Additional    Deferred                       Total
                                      ----------------        Paid-in     Share-Based                  Shareholders'
                                      Shares    Amount        Capital     Compensation    (Deficit)       Equity
                                      ------   --------      ----------   ------------    ---------    -------------
Balance June 30, 2000                 22,057    $105,076     $7,002          $(193)        $(15,788)       $96,097


Issuance of common shares on
  exercise of stock options              414       1,101                                                     1,101

Issuance of common shares related
  to Employee Stock Purchase Plan         28         567                                                       567

Amortization of share-based
  compensation                                                                  28                              28

Net loss                                                                                     (5,454)        (5,454)
                                      ------    --------     ------          -----         --------        -------
Balance September 30, 2000            22,499    $106,744     $7,002          $(165)        $(21,242)       $92,339
                                      ======    ========     ======          =====         ========        =======

                             See accompanying notes.

                               PIVOTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (EXPRESSED IN UNITED SATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Three months ended
                                                                           September 30,
                                                                      ------------------------
                                                                        2000             1999
                                                                      --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss for the period                                          $(5,454)         $ (686)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

         Amortization of goodwill                                       4,995              --

         Depreciation                                                     880             335

         Non-cash share-based compensation expense                         28              51

     Change in operating assets and liabilities:

         Accounts receivable                                             (858)           (904)

         Prepaid expenses                                                 (72)           (464)

         Accounts payable and accrued liabilities                          42           1,255

         Deferred revenue                                               1,184             489
                                                                      -------         -------
     Net cash provided by operating activities                            745              76
                                                                      -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                (1,368)           (871)

     Proceeds  from  sales and  maturities  of  short-term
        investments                                                     8,541              --

  Other assets                                                           (405)             --
                                                                      -------         -------
     Net cash provided by (used in) investing activities                6,768            (871)
                                                                      -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common shares                            1,668          43,167
                                                                      -------         -------
     Net cash provided by financing activities                          1,668          43,167
                                                                      -------         -------
Net increase in cash and cash equivalents                               9,181          42,372

Cash and cash equivalents, beginning of period                          4,734           9,338
                                                                      -------         -------
Cash and cash equivalents, end of period                              $13,915         $51,710
                                                                      =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:

     Cash paid for income taxes                                       $    12         $   179
                                                                      =======         =======


                             See accompanying notes.

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in conformity with United States generally accepted accounting principles ("United States GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.   ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $1,128 and $740 at September 30, 2000 and June 30, 2000, respectively.

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

                                                   September 30,       June 30,
                                                      2000               2000
                                                   ------------        --------
Accounts payable                                     $10,004           $ 9,369
Accrued compensation                                   2,633             3,020
Accrued acquisition costs                                320             1,229
Other accrued liabilities                              3,962             3,259
                                                     -------           -------
                                                     $16,919           $16,877
                                                     =======           =======


                              PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS;
               ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

4.   LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                        Three months ended
                                                                           September 30,
                                                                       ---------------------
                                                                         2000          1999
                                                                       -------        ------
Net loss   (A)                                                         $(5,454)       $ (686)
                                                                       -------        ------
Weighted average number of common shares outstanding (B)                22,375        13,693
Pro forma adjustment for convertible preferred shares                       --         4,687
                                                                       -------        ------
Pro forma basic and diluted weighted average number of shares (C)       22,375        18,380
                                                                       =======        ======

Loss per share:
         Basic and diluted (A/B)                                       $ (0.24)       $(0.05)
         Pro forma basic and diluted (A/C)                                            $(0.04)


Pro forma loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding since July 1, 1998.

5.   SEGMENTED INFORMATION

The Company operates in one business segment; the development, marketing, support and implementation of our demand chain network solutions.

The Company licenses and markets its solutions internationally. The following table presents a summary of revenues by geographical region.

                                                           Three months ended
                                                              September 30,
                                                         -----------------------
                                                          2000            1999
                                                         -------         -------
      United States                                      $14,772         $ 5,760
      Canada                                               2,435             781
      International                                        3,851           2,134
                                                         -------         -------
                                                         $21,058         $ 8,675
                                                         =======         =======

The Company attributes revenue among the geographical areas based on the location of the customers involved.

                              PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS;
                   ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                    AMOUNTS)
                                  (UNAUDITED)


During the three months ended September 30, 2000 and 1999, no single customer accounted for 10% or more of total revenue.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. Pivotal is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which Pivotal believes it is in compliance with, the SEC Staff has recently informally indicated its views that SAB 101 may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in companies recording a cumulative effect of a change in accounting principle. Pivotal is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001.

7.   SUBSEQUENT EVENTS

The Company announced definitive agreements to acquire certain of the assets of Ionysys Technology Corporation and the shares of Project One Business Technologies Inc. for a total purchase price of approximately $1.0 million and $1.3 million, respectively. The consideration for the purchase of assets from Ionysys was paid in cash and the consideration for the purchase of the shares of Project One was paid in common shares. The agreement for the acquisition of Project One Business Technologies Inc. also provides for additional consideration to a maximum of approximately 95,000 common shares to be paid based on achievement of certain product development and operating targets over the next 3 years. These acquisitions closed subsequent to the quarter ending September 30, 2000 and will be accounted for as purchases.

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

OVERVIEW

Pivotal Corporation's XML-based, demand chain network solutions enable large and medium-sized businesses worldwide to increase, serve and manage their customers. We refer to our solutions as demand chain network solutions because they automate and manage marketing, selling and servicing processes over the Internet by integrating customer relationship management, electronic selling, electronic commerce and wireless technologies. Our demand chain solutions are designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenues.

Pivotal solutions are sold in 35 countries and are available in English, French, German, Spanish, Portuguese, Swedish, Japanese and Chinese. Pivotal's worldwide customer base includes more than 1,000 organizations in traditional, commercial, public market sectors and in the new digital economy and includes companies such as ING Barings LLC, KPMG, Intrawest Corporation, USFilter, NEC, Ericsson, Emerson Electric, Nissan Motor (Denmark), Digital Insight, Headhunter.net, Clarus Corporation, insLogic, Qiagen, Capitalthinking, Heller Financial, Panasonic SA, Toshiba Information Systems Corporation, National Air Traffic Services, London,

Eprise Corporation, Bombardier Aerospace, Grantham, Mayo, Van
Otterloo & Company L.L.C., Hitachi Telecom (USA) Inc., Groove Networks, Kikkoman Corporation, Trader.com, Southern Company, Deloitte & Touche and Principal Financial Group. We market and sell our solutions through a direct sales force as well as through third-party solution providers.

Pivotal is listed on NASDAQ under the symbol "PVTL" and The Toronto Stock Exchange under the symbol "PVT". Our home page on the Internet can be found at www.pivotal.com. Information contained on our Web site does not constitute part of this report.

The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, and all of Pivotal Corporation's wholly owned subsidiaries including Pivotal Corporation, incorporated in Washington State, Pivotal Corporation Limited, incorporated in the United Kingdom, Pivotal Corporation France S.A., incorporated in France, Exactium Ltd., incorporated in Israel, Exactium, Inc., incorporated in Delaware State, Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland, Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland, Pivotal GmbH, incorporated in Germany, Digital Conversations Inc., incorporated in British Columbia and Pivotal Corporation Australia Pty. Ltd., incorporated in Australia, collectively.

Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship 2000, Pivotal eRelationship 2000 Intrahub, Pivotal eRelationship 2000 CustomerHub, Pivotal eRelationship 2000 PartnerHub, Pivotal ePower 2000, Pivotal eSelling 2000, PivotalWeb .NET, PivotalHost, Pivotal Anywhere, Pivotal Intelligence and Pivotal Interaction Center are trademarks and/or registered trademarks of Pivotal Corporation.

SOURCE OF REVENUE AND REVENUE RECOGNITION POLICY

We derive our revenues from the sale of software and services. We recognize license revenues on delivery of our solutions if:

o    there is persuasive evidence of an arrangement,

o    the fee is fixed or determinable,

o there is vendor specific objective evidence supporting allocating the total fee among all elements of a multiple-element arrangement, and

o    the collection of the license fee is probable.

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

RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended September 30, 2000 and 1999, respectively, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.


                                                             Three months ended
                                                               September 30,
                                                            --------------------
                                                            2000            1999
                                                            ----            ----
CONSOLIDATED STATEMENT OF OPERATIONS
     REVENUES:
         License                                             65%             70%
         Services and maintenance                            35%             30%
                                                            ----            ----
             Total revenues                                 100%            100%
                                                            ----            ----
     COST OF REVENUES:
         License                                              4%              3%
         Services and maintenance                            18%             16%
                                                            ----            ----
             Total cost of revenues                          22%             19%
                                                            ----            ----
     Gross profit                                            78%             81%
                                                            ----            ----
     OPERATING EXPENSES:
         Sales and marketing                                 55%             66%
         Research and development                            19%             18%
         General and administrative                           8%              8%
         Amortization of goodwill                            24%              --
                                                            ----            ----
             Total operating expenses                       106%             92%
                                                            ----            ----
     Loss from operations                                   (28%)           (11%)
     Interest and other income                                2%              4%
                                                            ----            ----
     Loss before income taxes                               (26%)            (7%)
     Income tax provision                                     --              1%
                                                            ----            ----
     Net loss                                               (26%)            (8%)
                                                            ====            ====

REVENUES

Total revenues increased 143% to $21.1 million from $8.7 million for the quarters ended September 30, 2000 and 1999, respectively.

LICENSES

Revenues from licenses increased 126% to $13.8 million from $6.1 million for the quarters ended September 30, 2000 and 1999, respectively.

Our revenues from licenses increased due to sales to new customers and to follow-on sales to existing customers. These increases were attributable to increased market acceptance of our solutions, increased sales as a result of our expansion of our direct and indirect channels of distribution and our marketing organization. We believe that the availability of our Pivotal demand chain network solution suite has contributed to the increase in revenue from licenses, as this has extended the overall functionality of our solutions by permitting organizations to collaborate with customers and partners over the Internet.

Revenues from licenses represented 65% and 70% of total revenues for the quarters ended September 30, 2000 and 1999, respectively. No single customer accounted for 10% or more of our revenues for the quarters ended September 30, 2000 and 1999. North American license revenues accounted for 76% of total license revenues in the quarters ended September 30, 2000 and 1999, respectively.

SERVICES AND MAINTENANCE

Revenues from services and maintenance increased 183% to $7.3 million from $2.6 million for the quarters ended September 30, 2000 and 1999, respectively. This resulted from an increase of $1.7 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services, and an increase of $3.0 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 35% and 30% of total revenues for the quarters ended September 30, 2000 and 1999, respectively. We believe that revenues from services and maintenance will continue to increase as a percentage of total revenues over the quarter ended September 30, 1999, due to the increase in the number of technical support and maintenance contracts as our customer base grows. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on third parties to provide a majority of implementation services to our customers rather than providing those services directly.

COST OF REVENUES

Total cost of revenues increased 187% to $4.7 million from $1.7 million for the quarters ended September 30, 2000 and 1999, respectively.

LICENSES

Cost of revenues from licenses consists of costs relating to the packaging and distribution of solutions, related documentation and fees paid for incorporation of third-party products into our solutions.

Cost of revenues from licenses increased to $866,000 from $284,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase is due primarily to increased costs for third-party technology integrated with our solutions. Cost of revenues from licenses as a percentage of revenues from licenses was 6% and 5% for the quarters ended September 30, 2000 and 1999, respectively. We expect that cost of licenses as a percentage of revenue from licenses will continue to increase because we expect to integrate additional software applications licensed from third parties into our solutions.

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

Cost of revenues from services and maintenance increased 183% to $3.9 million from $1.4 million for the quarters ended September 30, 2000 and 1999, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 53% for the same periods.

We expect that cost of revenues from services and maintenance will increase as a percent of revenues from services and maintenance as we expand our service capabilities in international markets to support planned expansion of our international business and as we expand our consulting services. This will occur because we will be incurring expenses to hire and train employees before we will be earning revenue for their services, and because we may not generate enough demand for our services to use all the capacity we add.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, trade shows, advertising and promotion.

Sales and marketing expenses increased 101% to $11.5 million from $5.7 million for the quarters ended September 30, 2000 and 1999, respectively. The increase in dollar amounts reflects the expansion of our international sales capability which required an increase in the number of sales and marketing professionals. Sales and marketing expenses decreased as a percentage of total revenues to 55% from 66% for the quarters ended September 30, 2000 and 1999, respectively. This decrease of sales and marketing expenses as a percentage of total revenues resulted from the improved productivity of our sales and marketing personnel and programs. We expect that sales and marketing expenses will continue to increase in future periods as we continue to expand our North American and international sales and marketing efforts to expand our market position and increase sales of our solutions.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts.

Research and development expenses increased 150% to $3.9 million from $1.6 million for the quarters ended September 30, 2000 and 1999, respectively. Research and development expenses were 19% and 18% of total revenues for the quarters ended September 30, 2000 and 1999, respectively. We expect to continue to significantly increase research and development expenditures with a particular emphasis on Internet-related development projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

General and administrative expenses increased 151% to $1.8 million from $707,000 for the quarters ended September 30, 2000 and 1999, respectively. General and administrative expenses were 8% of total revenues for the same periods. The increase in general and administrative expenses was due to hiring additional personnel and the implementation of internal financial and administrative systems. We expect general and administrative expenses will increase as we continue to expand the business and increase our administrative capability in international markets.

AMORTIZATION OF GOODWILL

Amortization of goodwill was $5.0 million in the quarter ended September 30, 2000 related to goodwill of approximately $58.1 million arising from the acquisitions of Transitif, Exactium and Simba during the year ended June 30, 2000. We are amortizing goodwill from these acquisitions over a period of three years. There was no amortization of goodwill in the quarter ended September 30, 1999. In addition to the acquisitions of certain of the assets of Ionysys and the shares of Project One, we anticipate acquiring other companies or assets which could result in further significant goodwill amortization or other charges and this could materially impact our operating results.

SHARE-BASED COMPENSATION

We recorded deferred compensation expenses of $473,000 during the year ended June 30, 1999 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of our common shares. We are amortizing this amount over the four-year period in which the options vest. We will allocate the expense among operating expense categories based on the primary activity of the employee that holds the option. We recognized $28,000 and $51,000 in compensation expense in the quarters ended September 30, 2000 and 1999, respectively. We currently expect to recognize $113,000, $59,000 and $22,000 in the years ending June 30, 2001, 2002 and 2003, respectively.

INTEREST AND OTHER INCOME

Interest and other income consists of earnings on cash and cash equivalents and short term investments net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income was $343,000 and $357,000 for the quarters ended September 30, 2000 and 1999, respectively. The quarter ended September 30, 2000 include foreign exchange losses of $119,000. The other components of interest and other income were not material for the periods presented.

INCOME TAXES

During the quarter ended September 30, 2000, we recovered $67,000 of prior taxes paid compared to a provision for income taxes of $75,000 for the quarter ended September 30 1999. These income tax amounts were attributable to our operations in the United States, the United Kingdom and France and which were offset by $127,000 related to Canadian research and development tax incentives received.

QUARTERLY RESULTS OF OPERATIONS

The following table presents our unaudited quarterly results of operations both in absolute dollars and on percentage of revenue basis for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, included all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our annual audited consolidated financial statements.


                                                                           Three months ended
                                  --------------------------------------------------------------------------------------------------
                                  Sep. 30,     June 30,      Mar. 31,     Dec. 31,     Sep. 30,     June 30,     Mar. 31,   Dec. 31,
                                    2000         2000          2000         1999         1999         1999         1999        1998
                                   -------      -------       -------     -------       ------       ------       ------     ------
Revenues:
   Licenses                        $13,768      $13,136       $10,125     $ 8,026       $6,097       $6,214       $5,006     $4,323
   Services and maintenance          7,290        5,049         4,412       3,516        2,578        2,109        1,717      1,390
                                   -------      -------       -------     -------       ------       ------       ------     ------
     Total revenues                 21,058       18,185        14,537      11,542        8,675        8,323        6,723      5,713
                                   -------      -------       -------     -------       ------       ------       ------     ------
Cost of revenues:
   Licenses                            866          812           635         410          284           98          268         97
   Services and maintenance          3,870        2,671         2,295       1,813        1,368        1,105          822        589
                                   -------      -------       -------     -------       ------       ------       ------     ------
     Total cost of revenues          4,736        3,483         2,930       2,223        1,652        1,203        1,090        686
                                   -------      -------       -------     -------       ------       ------       ------     ------
Gross profit                        16,322       14,702        11,607       9,319        7,023        7,120        5,633      5,027
                                   -------      -------       -------     -------       ------       ------       ------     ------

Operating expenses:
   Sales and marketing              11,498       10,319         8,214       6,917        5,715        5,005        4,404      3,933
   Research and development          3,917        2,803         2,409       2,125        1,569        1,800        1,184      1,166
   General and administrative        1,776        1,318         1,197         968          707          845          566        512
   Amortization of goodwill          4,995        1,280            97          32           --           --           --         --
   In-process research and              --        6,979            --          --           --           --           --         --
    development and other
    charges
                                   -------      -------       -------     -------       ------       ------       ------     ------
     Total operating expenses       22,186       22,699        11,917      10,042        7,991        7,650        6,154      5,611
                                   -------      -------       -------     -------       ------       ------       ------     ------

Loss from operations                (5,864)      (7,997)         (310)       (723)        (968)        (530)        (521)      (584)
Interest and other income              343          478           673         685          357          (69)         (63)         1
  (loss)
                                   -------      -------       -------     -------       ------       ------       ------     ------
Income (loss) before taxes         (5,521)       (7,519)          363         (38)        (611)        (599)        (584)      (583)
Income taxes                          (67)          217           139         126           75           60           63         60
                                   -------      -------       -------     -------       ------       ------       ------     ------
Net income (loss)                 $(5,454)      $(7,736)      $   224     $  (164)      $ (686)      $ (659)      $ (647)    $ (643)
                                  =======       =======       =======     =======       ======       ======       ======     ======



                                                                           Three months ended
                                  --------------------------------------------------------------------------------------------------
                                  Sep. 30,     June 30,      Mar. 31,     Dec. 31,     Sep. 30,     June 30,     Mar. 31,   Dec. 31,
                                    2000         2000          2000         1999         1999         1999         1999        1998
                                  --------      -------      --------     --------     --------     --------     --------   --------
REVENUES:
   Licenses                          65%          72%           70%           70%          70%          75%         74%        76%
   Services and maintenance          35%          28%           30%           30%          30%          25%         26%        24%
                                    ---          ---           ---           ---          ---          ---         ---        ---
     Total revenues                 100%         100%          100%          100%         100%         100%        100%       100%
                                    ---          ---           ---           ---          ---          ---         ---        ---
COST OF REVENUES:
   Licenses                           4%           4%            4%            3%           3%           1%          4%         2%
   Services and maintenance          18%          15%           16%           16%          16%          13%         12%        10%
                                    ---          ---           ---           ---          ---          ---         ---        ---
     Total cost of revenues          22%          19%           20%           19%          19%          14%         16%        12%
                                    ---          ---           ---           ---          ---          ---         ---        ---
Gross profit                         78%          81%           80%           81%          81%          86%         84%        88%
                                    ---          ---           ---           ---          ---          ---         ---        ---

OPERATING EXPENSES:
   Sales and marketing               55%          57%           56%           60%          66%          60%         66%        69%
   Research and development          19%          15%           17%           19%          18%          22%         17%        20%
   General and                        8%           7%            8%            8%           8%          10%          8%         9%
     administrative
   Amortization of goodwill          24%           7%            1%            --          --           --          --         --
   In-process research and           --           39%           --             --          --           --          --         --
     development and other
     charges
                                    ---          ---           ---           ---          ---          ---         ---        ---
     Total operating expenses       106%         125%           82%           87%          92%          92%         91%        98%
                                    ---          ---           ---           ---          ---          ---         ---        ---
Income (loss) from operation        (28)%        (44)%          (2)%          (6)%        (11)%         (6)%        (7)%      (10)%
Interest and other income (loss)      2%           3%            5%            6%           4%          (1)%        (1)%       --
                                    ---          ---           ---           ---          ---          ---         ---        ---
Income (loss) before taxes          (26)%        (41)%           3%           --           (7)%         (7)%        (8)%      (10%)
Income taxes                          -            1%            1%            1%           1%           1%          1%         1%
                                    ---          ---           ---           ---          ---          ---         ---        ---
Net income (loss)                   (26)%        (42)%           2%           (1)%         (8)%         (8)%        (9)%      (11%)
                                    ===          ===           ===            ===         ===          ===         ===        ===


We have typically experienced an increase in revenues during our fourth fiscal quarter ended June 30, which we believe is primarily related to sales compensation policies and annual objectives. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European license revenues in the quarter ended September 30.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had $13.9 million in cash and cash equivalents, $22.2 in short term investments and $28.6 million in working capital. During the quarter ended September 30, 1999, we successfully concluded our initial public offering, generating $43.1 million net of expenses and brokers' commissions.

Our cash and cash equivalents and short-term investments increased to $36.2 million as of September 30, 2000 from $35.5 million as of June 30, 2000. Our working capital increased to $28.6 million at September 30, 2000 from $28.3 million at June 30, 2000.

We generated cash from operating activities of $745,000 and $76,000 for the three months ended September 30, 2000 and 1999, respectively.

Net cash provided by investing activities was $6.8 million for the three months ended September 30, 2000 compared to a use of cash of $871,000 in the same period in 1999. During the quarter ended September 30, 2000, we received proceeds of $8.5 million from the sale and maturity of short-term investments. Capital expenditures totalled $1.4 million and $871,000 for the three months ended September 30, 2000 and 1999, respectively. These capital expenditures related primarily to the acquisition of computer software and equipment as well as furniture and fixtures as a result of our growing employee base.

Net cash provided by financing activities was $1.7 million and $43.2 million for the three months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities resulted from sales of equity securities.

Our principal source of liquidity at September 30, 2000 was our cash, cash equivalents and short-term investments of $36.2 million. We also have credit facilities with a Canadian chartered bank, which include an operating facility of US$10.0 million bearing interest at the bank's prime rate and a term loan facility of US$5.0 million bearing interest at the bank's prime rate to be used for various capital expenditures. The credit facilities are secured by all of our assets, including our equipment and accounts receivable and the shares of our subsidiaries. At September 30, 2000, no amounts were outstanding under the operating facility or the term loan facility.

We believe that the total amount of cash and cash equivalents and short term investments, along with the commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes at least through the year ending June 30, 2001. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and amended it in March 2000. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which we believe it is in compliance with, the SEC Staff has recently informally indicated its views that SAB 101 may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in our recording a cumulative effect of a change in accounting principle. We are required to adopt SAB 101 no later than the fourth quarter of fiscal 2001.

YEAR 2000 ISSUES

We believe that the current versions of our internally developed solutions, as well as our management and information systems, are Year 2000 compliant. When the century changed, we experienced no disruption of our business operations and no failures as a result of Year 2000 compliance issues or otherwise. The costs we incurred in connection with remediating our systems during 1999 were immaterial. At this time, we are not aware of any material defects in our solutions, our internal systems, or the solutions and services of third parties on which we rely, resulting from Year 2000 issues. Nevertheless, some Year 2000 problems may not appear until after January 1, 2000. As a result, we may still face claims for undiscovered Year 2000 errors in our own solutions or for Year 2000 issues arising from third-party solutions that we integrate into our solutions or with which our solutions and systems exchange data. In addition, if our suppliers or distributors encounter Year 2000 problems, our ability to deliver our solutions and services could be disrupted.

                                 PART I- ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currencies.

INTEREST RATE RISK

We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short term. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2000.

FOREIGN CURRENCY RISK

We are exposed to foreign currency exchange rate fluctuations. In the normal course of business, we employ established policies and procedures to manage these risks including the use of forward contracts. There have been no material changes in our foreign exchange risk management strategy to September 30, 2000, therefore our foreign currency exchange rate risk remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended June 30, 2000. Based on our outstanding foreign exchange contracts at September 30, 2000, an increase or decrease in exchange rates between U.S. dollars and Canadian dollars of five percent on a base of 1.5 Canadian dollars to U.S. dollars would not significantly impact our operating results.

                           PART II: OTHER INFORMATION

                                PART II - ITEM 1

LEGAL PROCEEDINGS

We are not currently party to any material pending legal proceedings.


                                PART II - ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


                                PART II - ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.


                                PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2000, we held our annual general meeting of shareholders. The following matters were considered and voted upon at the annual general meeting:

The first matter voted upon at the meeting was the election of directors. Norman
B. Francis, Keith R. Wales, Jeremy A. Jaech, Robert J. Louis, Douglas J. MacKenzie and Donald A. Mattrick were nominated for election as directors of Pivotal to hold office until the close of the next annual general meeting or until their successors are duly elected or appointed. The votes cast and withheld for such nominees were as follows:


Name                              For                        Withheld
----                              ---                        --------
Norman B. Francis                 15,988,227                 2,289
Keith R. Wales                    15,988,227                 2,289
Jeremy A. Jaech                   15,988,227                 2,289
Robert J. Louis                   15,988,201                 2,315
Douglas J. MacKenzie              15,988,201                 2,315
Donald A. Mattrick                15,988,201                 2,315

The second matter voted upon at the meeting was an amendment to the Incentive Stock Option Plan to increase the maximum number of Common Shares reserved for issuance under the Incentive Stock Option Plan by 1,500,000 Common Shares from 5,076,186 to 6,576,186. There were 12,608,292 votes cast for the amendment and 3,382,224 votes cast against the amendment.

The third matter voted upon at the meeting was the appointment of Deloitte & Touche LLP, Chartered Accountants, of Vancouver, British Columbia, as the auditors of Pivotal to hold office until the close of the next annual general meeting or until a successor is appointed. There were 15,988,496 votes cast for the appointment and 2,020 votes withheld.


                                PART II - ITEM 5

OTHER INFORMATION

None.


                                PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

     99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forwarding-Looking Statements

(b)  Reports on Form 8-K

     On July 11, 2000, we filed a Form 8-K reporting the acquisition of Simba Technologies Inc.

     On August 16, 2000, we filed an amendment to the Form 8-K reporting the acquisition of Exactium Ltd. The amendment reported the financial statements of Exactium and the unaudited pro forma condensed combined financial statements of Pivotal.

     On September 11, 2000, we filed an amendment to the Form 8-K reporting the acquisition of Simba Technologies Inc. The amendment reported the financial statements of Simba Technologies and the unaudited pro forma condensed combined financial statements of Pivotal.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 8, 2000

                                           PIVOTAL CORPORATION



                                           /s/ Norman B. Francis
                                           ---------------------
                                           Norman B. Francis
                                           President, Chief Executive Officer
                                           and Director




                                           /s/ Vincent D. Mifsud
                                           ---------------------
                                           Vincent D. Mifsud
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by public companies. This safe-harbor protects a company from securities law liability in connection with forward-looking statements if Pivotal complies with the requirements of the safe-harbor. As a public company, we have relied and will continue to rely on the protection of the safe harbor in connection with our written and oral forward-looking statements.

When evaluating our business, you should consider:

o    all of the information in this quarterly report;

o the risk factors described in our annual report on Form 10-K for the year ended June 30, 2000; and

o    the risk factors described below.

                                  RISK FACTORS

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. You should consider our forward-looking statements in light of the following risk factors and other information in this quarterly report. If any of the risks described below occurs, our business, results of operation and financial condition could differ from those projected in our forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of the quarterly report. You should not place undue reliance on forward-looking statements.

FACTORS RELATING TO OUR BUSINESS AND THE MARKET FOR DEMAND CHAIN NETWORK SOLUTIONS MAKE OUR FUTURE OPERATING RESULTS UNCERTAIN AND MAY CAUSE THEM TO FLUCTUATE FROM PERIOD TO PERIOD.

Our operating results have varied in the past, and we expect that they may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Some of the factors that could affect the amount and timing of our revenues from software licenses and related expenses and cause our operating results to fluctuate include:

o    market acceptance of our solutions;

o the length and variability of the sales cycle for our solutions, which typically ranges between two and six months from our initial contact with a potential customer to the signing of a license agreement;

o the timing of customer orders, which can be affected by customer order deferrals in anticipation of new solution introductions, solution enhancements and customer budgeting and purchasing cycles;

o    our ability to successfully expand our sales force and marketing programs;

o    our ability to successfully expand our international operations;

o the introduction or enhancement of our solutions or our competitors' solutions;

o    changes in our or our competitors' pricing policies;

o our ability to develop, introduce and market new solutions on a timely basis; and

o general economic conditions, which may affect our customers' capital investment levels in management information systems.

Our solution revenues are not predictable with any significant degree of certainty and future solution revenues may differ from historical patterns. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter. If customers cancel or delay orders, it can have a material adverse impact on our revenues and results of operations from quarter to quarter. Because our results of operations may fluctuate from quarter to quarter, you should not assume that you could predict results of operations in future periods based on results of operations in past periods.

Even though our revenues are difficult to predict, we base our expense levels in part on future revenue projections. Many of our expenses are fixed, and we cannot quickly reduce spending if revenues are lower than expected. This could result in significantly lower income or greater loss than we anticipate for any given period.

WE EXPECT SEASONAL TRENDS TO CAUSE OUR QUARTERLY LICENSE REVENUES TO FLUCTUATE AND IN RECENT YEARS OUR LICENSE REVENUES FOR THE FOURTH QUARTER OF OUR FISCAL YEAR HAVE EXCEEDED THE REVENUES FOR THE FOLLOWING QUARTER.

We have experienced, and expect to continue to experience, seasonality with respect to solution license revenues. In recent years, we have experienced relatively greater revenues from licenses in the fourth quarter of our fiscal year, which ends June 30th, than in each of the first three quarters, particularly the first quarter. Other than in our current fiscal year, we have historically recognized more license revenues in the fourth quarter of our fiscal year and recognized less license revenues in the subsequent first quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. In addition, our sales in Europe are generally lower during the summer months than during other periods. We expect that these seasonal trends are likely to continue in the future. If revenues for a quarter ending September 30 are lower than the revenues for the prior quarter, it may be hard to determine whether the reason for the reduction in revenues involves seasonal trends or other factors adversely affecting our business.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT HOW OUR BUSINESS WILL DEVELOP AND FUTURE OPERATING RESULTS.

We commenced operations in January 1991. We initially focused on the development of application software for pen computers. In September 1994, we changed our focus to research and development of demand chain network solutions. We commercially released the initial versions of our solutions on the following dates:

o    Pivotal Relationship - April, 1996.

o    Pivotal eRelationship - February, 1999.

o    Pivotal Anywhere - October, 1999.

o    Pivotal eRelationship 2000 - February, 2000.

o    Pivotal eSelling - June, 2000.

o    Pivotal ePower (originally a component of eRelationship) - February, 2000.

We have a limited operating history and we face many of the risks and uncertainties encountered by early-stage companies in rapidly evolving markets. These risks and uncertainties include:

o    no history of profitable operations;

o    uncertain market acceptance of our solutions;

o    our reliance on a limited number of solutions;

o the risks that competition, technological change or evolving customer preferences could adversely affect sales of our solutions;

o    the need to expand our sales and support capabilities;

o our reliance on third parties to market, install, and support our solutions;

o our dependence on a limited number of key personnel, including our co-founders; and

o the risk that our management will not be able to effectively manage growth or acquisitions we have undertaken or may undertake in the future.

The new and evolving nature of the demand chain network solutions market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop and our future operating results.

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE BECAUSE OF OUR PLAN TO INCREASE OPERATING EXPENSES.

We have incurred net losses in each fiscal year since inception, except for the year ended June 30, 1998, in which we had net income of approximately $4,000. We expect to incur losses for the fiscal year ending June 30, 2001 and as at September 30, 2000, we had an accumulated deficit of approximately $21.2 million. We have increased our operating expenses in recent periods and plan further increases in the future. Our planned increases in operating expenses may result in larger losses in future periods. As a result, we will need to generate significantly greater revenues than we have to date to achieve and maintain profitability. We cannot be certain that our revenues will increase. Our business strategies may not be successful and we may not be profitable in any future period.

THE MARKET FOR OUR SOLUTIONS IS HIGHLY COMPETITIVE.

The market for our software is intensely competitive, fragmented and rapidly changing. We face competition from companies in two distinct markets; the demand chain network solutions market and the electronic commerce software market.

In addition, as we develop new solutions, particularly applications focused on electronic commerce or specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share.

Some of our actual and potential competitors are larger, better established companies and have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

WE DEPEND UPON MICROSOFT AND THE CONTINUED ADOPTION AND PERFORMANCE OF THE MICROSOFT .NET PLATFORM.

We have designed our solutions to operate on the Microsoft .NET platform, including Windows .NET and .NET Enterprise Servers. Microsoft .NET is a new platform initiative of Microsoft announced in June, 2000. We have spent considerable resources developing and testing the compatibility of our solutions for Microsoft .NET. The performance of our solutions with Windows .NET and the
 .NET Enterprise Servers has limited experience in the marketplace. As a result, we market our solutions exclusively to customers who have developed their computing systems around this platform.

Our future financial performance will depend on the continued growth and successful adoption of Microsoft .NET -- including, Windows .NET and the .NET Enterprise Servers. Microsoft .NET faces competition, particularly from computing platforms such as Unix and the Java 2 Platform, Enterprise Edition
(J2EE), and databases from companies such as Oracle. Acceptance of Microsoft .NET may not continue to increase in the future. The market for software applications that run on these platforms has in the past been significantly affected by the timing of new solution releases, competitive operating systems and enhancements to competing computing platforms. If the number of businesses that adopt Microsoft Windows .NET fails to grow or grows more slowly than we currently expect, or if Microsoft delays the release of new or enhanced solutions, our revenues from Pivotal demand chain network solutions could be adversely affected.

The performance of our solutions depends, to some extent, on the technical capabilities of the Microsoft .NET platform. If this platform does not meet the technical demands of our solutions, the performance or scalability of our solutions could be limited and, as a result, our revenues from

Pivotal demand chain network solutions could be adversely affected. It is also possible that Microsoft Corporation may decide to introduce solutions or services that compete with ours.

Broad antitrust actions initiated by federal and state regulatory authorities have resulted in a verdict against Microsoft. The government has proposed that, as a result of the verdict, Microsoft should be divided into two companies. Microsoft has appealed the verdict to the U.S. Court of Appeals for the District of Columbia. Any outcome to these actions that weakens the competitive position of Microsoft .NET solutions could adversely affect the market for our solutions.

THE MARKET FOR OUR SOLUTIONS IS NEW AND HIGHLY UNCERTAIN AND OUR PLAN TO FOCUS ON INTERNET-BASED APPLICATIONS AND INTEGRATE ELECTRONIC COMMERCE FEATURES ADDS TO THIS UNCERTAINTY.

The market for demand chain network solutions is still emerging and continued growth demand for and acceptance of demand chain network solutions remains uncertain. Even if the market for demand chain network solutions grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of demand chain network solutions and, as a result, these solutions may never achieve full market acceptance.

The development of our Internet-based demand chain network solutions for demand chain management and our plan to integrate additional features presents additional challenges and uncertainties. We are uncertain how businesses will use the Internet as a means of communication and commerce and whether a significant market will develop for Internet-based demand chain network solutions such as those developed by Pivotal. The use of the Internet is evolving rapidly, and many companies are developing new products and services that use the Internet. We do not know what forms of products and services may emerge as alternatives to our existing solutions or to any future Internet-based demand chain network solutions we may introduce. We have spent, and will continue to spend, considerable resources educating potential customers about our solutions and demand chain management software solutions. However, even with these educational efforts, market acceptance of our solutions may not increase. If the markets for our solutions do not grow or grow more slowly than we currently anticipate, our revenues may not grow and may even decline.

We commenced our PivotalHost program in October 1999, whereby we provide customers with access to our software applications on a monthly subscription basis over the Internet through an application service provider. Since the inception of the PivotalHost program, a majority of our new customers have continued to purchase perpetual licenses rather than subscribing to the PivotalHost program. We do not know if this will prove to be a successful business model in the future. If it proves to be a successful business model in the future, we may experience a significant change in our revenue recognition due to the recognition of license revenue over the extended life of the contract rather than revenue recognition on delivery of the solution.

We commenced our PivotalWeb .NET in October, 1999 (formerly known as the Pivotal business-to-business (B2B) Syndicate program). Under this program, we use the Internet to furnish our customers with information or services provided by the PivotalWeb .NET members. We do not know whether this will prove to be a successful business model or if it will result in any material revenue for Pivotal.

OUR SUCCESS WILL DEPEND UPON THE SUCCESS OF OUR SOLUTIONS.

We anticipate that a majority of our revenues and growth in the foreseeable future will come from sales of our integrated solution suite, consisting of Pivotal ePower, Pivotal eRelationship, Pivotal eSelling, Pivotal Anywhere and PivotalWeb .NET licenses and related services. Accordingly, failure of our integrated solution suite to gain increased market acceptance and compete successfully would adversely affect our business, results of operations and financial condition. Our future financial performance will depend on our ability to succeed in the continued sale of our integrated solution suite and related services as well as the development of new versions and enhancements of these solutions.

THE SUCCESS OF OUR SOLUTIONS WILL DEPEND UPON THE CONTINUED USE AND EXPANSION OF THE INTERNET.

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

Other concerns that could inhibit the growth of the Internet and its use by business as a medium for communication and commerce include:

o    concerns about security of transactions conducted over the Internet;

o concerns about privacy and the use of data collected and stored recording interactions over the Internet;

o the possibility that federal, state, local or foreign governments will adopt laws or regulations limiting the use of the Internet or the use of information collected from communications or transactions over the Internet; and

o    the possibility that governments will seek to tax Internet commerce.

WE DEPEND ON THIRD-PARTY WIRELESS SERVICE PROVIDERS FOR THE SUCCESSFUL IMPLEMENTATION OF OUR PIVOTAL ANYWHERE SOLUTION.

Our Pivotal Anywhere solution provides a wireless platform that allows our other solutions to be accessed wirelessly. We depend on third-party providers of wireless services for the successful implementation of Pivotal Anywhere. Because Pivotal Anywhere relies on wireless services developed and maintained by third parties, we depend on these third parties' abilities to deliver and support reliable wireless services. The wireless industry is new and rapidly developing and involves many risks, including:

o extensive government regulation in licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems which may prevent our third-party providers from successfully expanding their wireless services;

o rapid expansion of the wireless services infrastructure which may result in flaws in the infrastructure; and

o concerns over the radio frequency emissions or other health and safety risks which may discourage use of wireless services.

OUR FUTURE REVENUE GROWTH COULD BE IMPAIRED IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES AND SUPPORT INFRASTRUCTURE.

Our future revenue growth will depend in large part on our ability to successfully expand our direct sales force and our customer support capability. We may not be able to successfully manage the expansion of these functions or to recruit and train additional direct sales, consulting and customer support personnel. There is presently a shortage of qualified personnel to fill these positions. If we are unable to hire and retain additional highly skilled direct sales personnel we may not be able to increase our license revenue to the extent necessary to achieve profitability. If we are unable to hire highly trained consulting and customer support personnel we may be unable to meet customer demands. We are not likely to be able to increase our revenues as we plan if we fail to expand our direct sales force or our consulting and customer support staff. Even if we are successful in expanding our direct sales force and customer support capability, the expansion may not result in revenue growth.

WE RELY ON OUR PIVOTAL ALLIANCE NETWORK OF INDEPENDENT COMPANIES TO SELL, INSTALL AND SERVICE OUR SOLUTIONS AND TO PROVIDE SPECIALIZED SOFTWARE FOR USE WITH THEM AND OUR PIVOTALHOST PROGRAM RELIES ON THIRD-PARTY APPLICATION SERVICE PROVIDERS.

We do not have the internal implementation and customization capability to support our current level of sales of licenses. Accordingly, we have established and relied on our international network of independent companies we call the Pivotal Alliance. Members of the Pivotal Alliance market and sell our solutions, provide implementation and customization services, provide technical support and maintenance on a continuing basis and provide us with software applications that we can bundle with our solutions to address specific industry and customer requirements. Approximately 18% and 30% of our revenues for the three months ended September 30, 2000 and 1999, respectively were from sales made through third-party resellers. Almost all of our customers retain members of the Pivotal Alliance to install and customize our solutions. If we fail to maintain our existing Pivotal Alliance relationships, or to establish new relationships, or if existing or new members of the Pivotal Alliance do not perform to our expectations, our ability to sell, install and service our solutions may suffer.

There is an industry trend toward consolidation of systems integrators that implement, customize and maintain software solutions. Some of the systems integrators in the Pivotal Alliance have engaged in discussions concerning business consolidations. We are uncertain as to the effect that any consolidation may have on our relationships with members of the Pivotal Alliance.

The success of our PivotalHost program will depend on the commitment and performance of third-party application service providers to successfully implement and market services that incorporate our solutions.

THE LOSS OF OUR CO-FOUNDERS OR OTHER KEY PERSONNEL OR OUR FAILURE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends largely upon the continued service of our executive officers and other key management, sales and marketing and technical personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. In particular, we rely on our co-founders, Norman Francis, President, Chief Executive Officer and director, and Keith Wales, our Chief Technical Officer and director. We do not have employment agreements with Messrs. Francis and Wales and, therefore, Messrs. Francis and Wales could terminate their employment with us at any time without penalty. We do not maintain key man insurance on the lives of Messrs. Francis and Wales.

Our future success also depends on our ability to attract and retain highly qualified personnel. The competition for qualified personnel in the computer software and Internet markets is intense, and we may be unable to attract or retain highly qualified personnel in the future. In addition, due to intense competition for qualified employees, it may be necessary for us to increase the level of compensation paid to existing and new employees such that our operating expenses could be materially increased.

WE FACE RISKS FROM THE EXPANSION OF OUR INTERNATIONAL OPERATIONS.

We intend to substantially expand our operations outside the United States and Canada. We began by acquiring Transitif S.A. in France (now called Pivotal Corporation France S.A.) and opening offices in the Republic of Ireland, the United Kingdom, Japan and Australia. We expect to continue this expansion of our international operations. International operations are subject to numerous inherent potential risks, including:

o    unexpected changes in regulatory requirements;

o    export restrictions, tariffs and other trade barriers;

o    changes in local tax rates or rulings by local tax authorities;

o challenges in staffing and managing foreign operations, differing technology standards, employment laws and practices in foreign countries;

o    less favorable intellectual property laws;

o longer accounts receivable payment cycles and difficulties in collecting payments;

o    political and economic instability; and

o fluctuations in currency exchange rates and the imposition of currency exchange controls.

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

In some foreign countries we rely on selected solution providers to translate our software into local languages, adapt it to local business practices and complete installations in local markets. We are highly dependent on the ability and integrity of these solution providers, and if any of them should fail to properly translate, adapt or install our software, our reputation could be damaged and we could be subjected to liability. If any of these solution providers should fail to adequately secure our software against unauthorized copying, our proprietary software could be compromised.

POLITICAL UNREST MAY ADVERSELY AFFECT THE OPERATION OF OUR EUROPEAN CUSTOMER SUPPORT CENTER LOCATED IN NORTHERN IRELAND.

We have 15 employees located in our Belfast, Northern Ireland customer support center. This center provides customer support primarily to all of our customers in Europe and provides back-up support for other customers around the world.

Northern Ireland has historically experienced periods of religious, civil and political unrest. Northern Ireland may experience further unrest which could disrupt our ability to provide customer support and have material adverse effect on our results of operations and financial condition.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND RISKS ASSOCIATED WITH OUR HEDGING POLICIES MAY AFFECT OUR OPERATING RESULTS.

Substantially all of our revenues and corresponding receivables are in United States dollars. However, a majority of our research and development expenses, customer support costs and administrative expenses are in Canadian dollars. Accordingly, we are exposed to fluctuations in the exchange rates between the United States dollar and the Canadian dollar. In the quarter ended March 31, 1999, we adopted a hedging policy intended to reduce the effects of these fluctuations on our results of operations. As part of our hedging policy, we identify our future Canadian currency requirements related to payroll costs, capital expenditures and operating lease commitments, and purchase forward exchange contracts at the beginning of an operational period to cover these currency needs. The operational period for our contracts is generally limited to two quarters. If our actual currency requirements differ materially from our hedged position during periods of currency volatility, or if we do not continue to hedge our Canadian currency commitments, we could experience unanticipated currency gains or losses.

Our hedging policy subjects us to risks relating to the creditworthiness of the commercial banks that we contract with in our hedging transactions. If one of these banks cannot honor its obligations, we may suffer a loss.

We also invest in our international operations which will likely result in increased future operating expenses in United Kingdom pounds sterling, French francs, Euros, German marks, Japanese yen, Australian dollars and New Zealand dollars. Our exposure to exchange fluctuations in foreign currencies is minimal to date. Accordingly, our current hedging practice does not cover any foreign exchange risk related to these operations.

The purpose of our hedging policy is to reduce the effect of exchange rate fluctuations on our results of operations. Therefore, while our hedging policy reduces our exposure to losses resulting from unfavorable changes in currency exchange rates, it also reduces or eliminates our ability to profit from favorable changes in currency exchange rates.

WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON OUR RESOURCES AND ANY FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD CAUSE OUR BUSINESS TO SUFFER.

We have been expanding our operations rapidly and intend to continue this expansion for the foreseeable future. The number of our employees increased from 270 on June 30, 1999 to 526 on June 30, 2000. As of September 30, 2000 we had 573 employees. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources as we integrate and manage new employees, more locations and more customer, supplier and other business relationships. In the past we have decided to, and in the future we may need to, improve or replace our existing operational and customer service systems, procedures and controls. Any failure by us to properly manage our growth or these systems and procedural transitions could impair our ability to efficiently manage our business, to maintain and expand important relationships with members of the Pivotal Alliance and other third parties and to attract and service customers. It could also cause us to incur higher operating costs and delays in the execution of our business plan or in the reporting or tracking of our financial results.

THE INTEGRATION OF TRANSITIF, EXACTIUM, SIMBA, PROJECT ONE AND ANY FUTURE ACQUISITIONS MAY BE DIFFICULT AND DISRUPTIVE.

We are currently in the process of integrating the Transitif, Exactium, Simba and Project One businesses with our business and we are expending significant financial resources in this effort. The integration of these four companies is subject to risks commonly encountered in acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating ongoing businesses and the ability of our sales force and consultants to integrate. We will also need to integrate the solutions of Exactium, Simba and Project One into our solution offering. We may not successfully overcome these risks or any other problems that may be encountered in connection with the acquisition of Transitif, Exactium, Simba or Project One. Accordingly, it is uncertain whether we will receive the benefits we anticipate from these acquisitions and we may not realize value from these acquisition comparable to the resources we have invested in them.

Amortization of intangible assets resulting from acquisitions will adversely affect our reported income. In connection with the acquisitions of Exactium, Simba and Transitif, we allocated an aggregate of $58.1 million of the purchase prices to intangible assets that we are amortizing over a period of three years on a straight line basis. During the year ending June 30, 2001, we expect amortization expense related to these intangible assets to be approximately $20.0 million. Future acquisitions may result in the creation of significant additional intangible assets and related amortization expense.

As part of our business strategy, we may seek to grow by making additional acquisitions. We may not effectively select acquisition candidates, negotiate or finance acquisitions or integrate the acquired businesses and their personnel or acquired products or technologies into our business. We cannot be certain that we can complete any acquisition we pursue on favorable terms, or that any acquisition will ultimately benefit our business.

OUR SALES CYCLE IS LONG AND SALES DELAYS COULD CAUSE OUR OPERATING RESULTS TO VARY WIDELY.

We believe that an enterprise's decision to purchase a demand chain network solution is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell licenses for our solutions, we typically must educate our potential customers regarding the use and benefits of demand chain network solutions in general and our solutions in particular, which can require significant time and resources. Consequently, the period between initial contact and the purchase of licenses for our solutions is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. We frequently must invest substantial resources to develop a relationship with a potential customer and educate its personnel about our solutions and services with no guarantee that our efforts will be rewarded with a sale. Our sales cycles are lengthy and variable, typically ranging between two and six months from our initial contact with a potential customer to the signing of a license agreement, although sales sometimes require substantially more time. Sales delays could cause our operating results to vary widely.

OUR PLAN TO EXPAND OUR SERVICE CAPABILITY COULD ADVERSELY AFFECT GROSS PROFIT MARGINS AND OPERATING RESULTS.

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

Although margins related to revenues from services and maintenance are lower than margins related to revenues from licenses, our services organization currently generates gross profits, and we are seeking to expand our service capability and our revenues from services and maintenance.

Revenues from services and maintenance depend in part on renewals of technical support contracts by our customers, some of which may not be renewed. Our ability to increase revenues from services and maintenance will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel. We may not be able to do so.

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

WE RELY ON SOFTWARE LICENSED TO US BY THIRD PARTIES FOR FEATURES WE INCLUDE IN OUR SOLUTIONS.

We incorporate into our solutions, software that is licensed to us by third-party software developers including Microsoft SQL Server 2000, Microsoft SQL Server 7.0, Sheridan Calendar Control, InstallShield 3, Seagate Crystal Reports, E.piphany E.4, and Interactive Intelligence Enterprise Interaction Center. We are seeking to further increase the capabilities of our solutions by licensing additional applications from third parties. A significant interruption in the availability of any of this licensed software could adversely affect our sales, unless and until we can replace this software with other software that performs similar functions. Because our solutions incorporate software developed and maintained by third parties, we depend on these third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If third-party software offered now or in the future in conjunction with our solutions becomes obsolete or incompatible with future versions of our solutions, we may not be able to continue to offer some of the features we presently include in our solutions unless we can license alternative software or develop the features ourselves.

WE MUST CONTINUE TO DEVELOP ENHANCEMENTS TO OUR SOLUTIONS AND NEW APPLICATIONS AND FEATURES THAT RESPOND TO THE EVOLVING NEEDS OF OUR CUSTOMERS, RAPID TECHNOLOGICAL CHANGE AND ADVANCES INTRODUCED BY OUR COMPETITORS.

The software market in which we compete is characterized by rapid change due to changing customer needs, rapid technological changes and advances introduced by competitors. Existing products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies could change the way demand chain network solutions are sold or delivered. As a result, the life cycles of our solutions are difficult to estimate. We also may need to modify our solutions when third parties change software we integrate into our solutions. To be successful we must continue to enhance our current solutions and develop new applications and features.

We may not be able to successfully develop or license the applications necessary to offer these or other features, or to integrate these applications with our existing solutions. We have delayed enhancements and new solution release dates several times in the past and may not be able to introduce new solutions, solution enhancements, new applications or features successfully or in a timely manner in the future. If we delay release of our new solutions or solution enhancements or new applications or features or if they fail to achieve market acceptance when released, we may not be able to keep up with the latest developments in the market and our revenues may fall. We may not be able to respond effectively to customer needs, technological changes or advances introduced by our competitors, and our solutions could become obsolete.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS.

Our success depends in part on our ability to protect our proprietary software and our other proprietary rights from copying, infringement or use by unauthorized parties. To protect our proprietary rights we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these types of agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our solutions and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, these types of breaches or unauthorized activities.

CLAIMS BY OTHER COMPANIES THAT OUR SOLUTIONS INFRINGE THEIR COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR SOLUTIONS AND INCREASE OUR COSTS.

If any of our solutions violates third-party proprietary rights, including copyrights and patents, we may be required to reengineer our solutions or obtain licenses from third parties to continue offering our solutions without substantial reengineering. Although some of our current and potential competitors have sought patent protection for similar demand chain network solutions, we have not sought patent protection for our solutions. If a patent has been issued or is issued in the future to a third-party that prevents us from using technology included in our solutions, we would need to obtain a license or re-engineer our solution to function without infringing the patent. Any efforts to re-engineer our solutions or obtain licenses from third parties may not be successful and, in any case, could substantially increase our costs, force us to interrupt sales or delay solution releases.

OUR SOLUTIONS AND PRODUCTS WE RELY ON MAY SUFFER FROM DEFECTS OR ERRORS.

Software solutions as complex as ours may contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of some versions of our solutions until software problems were corrected, and in some cases have provided solution enhancements to correct errors in released solutions. Our new solutions and solution enhancements or new applications or features may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs and liability claims.

Our end-user licenses contain provisions that limit our exposure to product liability claims, but these provisions may not be enforceable in all jurisdictions. In some cases, we have been required to waive these contractual limitations. Further, we may be exposed to product liability claims in international jurisdictions where our solution provider has supplied our solutions and negotiated the license without our involvement. A successful product liability claim could result in material liability and damage to our reputation.

In addition, products we rely on, such as Microsoft platform products, may contain defects or errors. Our solutions rely on these products to operate properly. Therefore, any defects in these products could adversely affect the operation of and market for our solutions, reduce our revenues, increase our costs and damage our reputation.

IF OUR CUSTOMERS' SYSTEM SECURITY IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Users of our solutions transmit their and their customers' confidential information over the Internet. In our license agreements with our customers, we disclaim responsibility for the security of confidential data and have contractual indemnities for any damages claimed against us. However, if unauthorized third parties are successful in obtaining confidential information from users of our solutions, our reputation and business may be damaged and, if our contractual disclaimers and indemnities are not enforceable, we may be subjected to liability.

CHANGES IN ACCOUNTING STANDARDS AND IN THE WAY WE CHARGE FOR LICENSES COULD AFFECT OUR FUTURE OPERATING RESULTS.

We recognize revenues from the sale of software licenses on delivery of our solutions if:

o    persuasive evidence of an arrangement exists,

o    the fee is fixed and determinable,

o we can objectively allocate the total fee among all elements of the arrangement, and

o    collection of the license fee is probable.

Under certain license arrangements, with either a fixed or indefinite term, our customers agree to pay for the license with periodic payments extending beyond one year. We recognize revenues from these arrangements as the periodic payments become due, provided all other conditions for revenue recognition are met. If these arrangements become popular with our customers, we may have lower revenues in the short term than we would otherwise, because revenues for licenses sold under these arrangements will be recognized over time rather than upon delivery of our solution.

We recognize maintenance revenues ratably over the contract term, typically one year, and recognize revenues for consulting, education and implementation and customization services as the services are performed.

Administrative agencies responsible for setting accounting standards, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are also reviewing the accounting standards related to business combinations and stock-based compensation.

Any changes to these accounting standards or any other accounting standards or the way these standards are interpreted or applied could require us to change the manner in which we recognize revenue or the way we account for share compensation or for any acquisition we may pursue or other aspects of our business, in a manner that could adversely affect our reported financial results.

OUR SHARE PRICE MAY CONTINUE TO BE VOLATILE.

Our share price has fluctuated substantially since our initial public offering in August, 1999. The trading price of our common shares is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in revenues and earnings estimates by securities analysts, announcements of technological innovations or new solutions by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and have been unrelated to the operating performance of these companies.

These market fluctuations have adversely affected and may continue to adversely affect the market price of our common shares.

CERTAIN STOCKHOLDERS MAY BE ABLE TO EXERCISE CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of the outstanding common shares of Pivotal as of September 30, 2000. While these shareholders do not hold a majority of our outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common shares.