Form 10-Q
period 2000-12-31
PIVOTAL CORP
filed 2001-02-14
CIK 1086329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                for the quarterly period ended December 31, 2000

                 [ ] Transition report pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934.

                 For the Transition Period From ______ to ______

                        COMMISSION FILE NUMBER 000-26867

                               PIVOTAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 BRITISH COLUMBIA, CANADA                          Not applicable
----------------------------                      -------------------
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

                                 Yes [X] No [ ]


COMMON SHARES OUTSTANDING AT FEBRUARY 9, 2001:  23,892,664

                               PIVOTAL CORPORATION

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I  FINANCIAL INFORMATION

        ITEM 1  Condensed Consolidated Financial Statements ................................1
                  Condensed Consolidated Balance Sheets as of December 31, 2000 and ........1
                    June 30, 2000
                  Condensed Consolidated Statements of Operations for the Three and Six ....2
                    Months Ended December 31, 2000 and 1999
                  Condensed Consolidated Statements of Shareholders' Equity for the Six ....3
                    Months ended December 31, 2000
                  Condensed Consolidated Statements of Cash flows for the Six Months .......4
                    Ended December 31, 2000 and 1999
                  Notes to the Condensed Consolidated Financial Statements .................5

        ITEM 2  Management's Discussion and Analysis of Financial Condition and ...........10
                  Results of Operations

        ITEM 3  Quantitative and Qualitative Disclosures About Market Risk ................22


PART II OTHER INFORMATION

        ITEM 1  Legal Proceedings .........................................................24

        ITEM 2  Changes in Securities and Use of Proceeds .................................24

        ITEM 3  Defaults Upon Senior Securities ...........................................25

        ITEM 4  Submission of Matters to a Vote of Security Holders .......................25

        ITEM 5  Other Information .........................................................25

        ITEM 6  Exhibits and Reports on Form 8-K ..........................................25

        Signatures ........................................................................26


          PART I - ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               PIVOTAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (Expressed in United States dollars; all amounts in thousands)


                                                                                  December 31,       June 30,
                                                                                      2000             2000
                                                                                 -------------     -------------
                                                                                   (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                   $      6,744       $      4,734
     Short term investments                                                            72,307             30,788
     Accounts receivable                                                               24,670             16,764
     Prepaid expenses                                                                   3,121              1,859
                                                                                 -------------     -------------
         Total current assets                                                         106,842             54,145

Property and equipment, net                                                             8,595              7,231

Goodwill, intangibles and other assets, net                                            63,124             60,569
                                                                                 -------------     -------------

Total assets                                                                     $    178,561       $    121,945
                                                                                 =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                    $     22,100       $     16,877
     Deferred revenue                                                                  10,425              8,971
                                                                                 -------------     -------------
         Total current liabilities                                                     32,525             25,848
                                                                                 -------------     -------------
Shareholders' equity:
     Preferred  shares,  undesignated,  no par value;  authorized shares -                  -                  -
     20,000 at December 31, 2000 and June 30, 2000; no shares issued and outstanding

     Common  shares,  no  par  value,   authorized  shares  -  200,000  at
     December 31,  2000  and  June  30,  2000,  respectively;  issued  and
     outstanding shares - 23,799 and 22,057 at December 31,  2000 and June            165,094            105,076
     30, 2000, respectively

     Additional paid-in capital                                                         7,002              7,002

     Deferred share-based compensation                                                   (137)              (193)

     Accumulated deficit                                                              (25,923)           (15,788)
                                                                                 -------------     -------------
Total shareholders' equity                                                            146,036             96,097
                                                                                 -------------     -------------
Total liabilities and shareholders' equity                                       $    178,561       $    121,945
                                                                                 =============     =============



                             See accompanying notes.

                               PIVOTAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Expressed in United States dollars, all amounts in thousands except per share data)
                                   (Unaudited)

                                                                Three months ended                Six months ended
                                                                   December 31,                     December 31,
                                                            ----------------------------     ----------------------------
                                                                2000            1999             2000            1999
                                                            ------------    ------------     ------------    ------------
REVENUES:
     Licenses                                                $   16,346      $    8,026       $   30,114      $   14,123
     Services and maintenance                                     9,385           3,516           16,675           6,094
                                                            ------------    ------------     ------------    ------------
         Total revenues                                          25,731          11,542           46,789          20,217
                                                            ------------    ------------     ------------    ------------
COST OF REVENUES:
     Licenses                                                       979             410            1,845             694
     Services and maintenance                                     4,979           1,813            8,849           3,181
                                                            ------------    ------------     ------------    ------------
         Total cost of revenues                                   5,958           2,223           10,694           3,875
                                                            ------------    ------------     ------------    ------------
Gross profit                                                     19,773           9,319           36,095          16,342
                                                            ------------    ------------     ------------    ------------
OPERATING EXPENSES:
     Sales and marketing                                         12,914           6,917           24,412          12,632
     Research and development                                     4,509           2,125            8,426           3,694
     General and administrative                                   2,100             968            3,876           1,675
     Amortization of goodwill                                     5,405              32           10,400              32
                                                            ------------    ------------     ------------    ------------
         Total operating expenses                                24,928          10,042           47,114          18,033
                                                            ------------    ------------    -------------    ------------

Loss from operations                                             (5,155)           (723)         (11,019)         (1,691)
Interest and other income                                           644             685              987           1,042
                                                            ------------    ------------     ------------    ------------
Loss before income taxes                                         (4,511)            (38)         (10,032)           (649)

Income tax expense                                                 (170)           (126)            (103)           (201)
                                                            ------------    ------------     ------------    ------------
Net loss                                                     $   (4,681)     $     (164)      $  (10,135)     $     (850)
                                                            ============    ============     ============    ============
LOSS PER SHARE:
     Basic and diluted                                            (0.20)          (0.01)      $    (0.45)     $    (0.05)
     Pro forma basic and diluted                                                                              $    (0.04)

WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE
   LOSS PER SHARE:
     Basic and diluted                                           23,002          20,025           22,750          16,859
     Pro forma basic and diluted                                                                                  19,202

                             See accompanying notes.

                               PIVOTAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)


                                                              Additional      Deferred                       Total
                                         Common Shares          Paid-in     Share-Based                  Shareholders'
                                      Shares      Amount        Capital     Compensation    (Deficit)       Equity
                                     ----------------------------------------------------------------------------------
Balance June 30, 2000                 22,057    $ 105,076      $  7,002     $    (193)     $ (15,788)     $   96,097

Issuance of common shares on
  exercise of stock options              414        1,101                                                      1,101

Issuance of common shares related
  to Employee Stock Purchase Plan         28          567                                                        567

Amortization of share-based
  compensation                                                                     28                             28

Net loss                                                                                      (5,454)         (5,454)
                                     ---------  ----------     ----------   -----------    ----------     ------------

Balance September 30, 2000            22,499    $ 106,744      $  7,002     $    (165)     $ (21,242)     $   92,339

Issuance of common shares on
  exercise of stock options               47          964                                                        964

Acquisitions                             253        6,453                                                      6,453

Issuance of common shares on
  secondary offering                   1,000       50,933                                                     50,933

Amortization of share-based
  compensation                                                                     28                             28

Net loss                                                                                      (4,681)         (4,681)
                                     ---------  ----------     ----------   -----------    ----------     ------------
Balance December 31, 2000             23,799    $ 165,094      $  7,002     $    (137)     $ (25,923)     $  146,036
                                     =========  ==========     ==========   ===========    ===========    ============



                             See accompanying notes.

                               PIVOTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)


                                                                           Six months ended
                                                                             December 31,
                                                                     -----------------------------
                                                                         2000             1999
                                                                     ------------    -------------
Cash flows from operating activities:
     Net loss for the period                                          $ (10,135)       $    (850)

     Adjustments  to  reconcile  net  loss to net  cash
       provided by (used in) operating activities:
         Amortization of goodwill                                        10,400               32
         Depreciation                                                     2,050              761
         Non-cash share-based compensation expense                           56              111
     Change in operating assets and liabilities:
         Accounts receivable                                             (7,631)          (1,029)
         Prepaid expenses                                                (1,191)          (1,234)
         Accounts payable and accrued liabilities                         2,112            2,993
         Deferred revenue                                                 1,023              744
                                                                     ------------    -------------
     Net cash provided by (used in) operating activities                 (3,316)           1,528
                                                                     ------------    -------------
Cash flows from investing activities:
     Purchase of property and equipment                                  (2,979)          (2,664)
     Acquisitions (net of cash acquired)                                 (3,276)            (654)
     Purchase of short term investments                                 (41,519)               -
     Other assets                                                          (465)               -
                                                                     ------------    -------------
     Net cash used in investing activities                              (48,239)          (3,318)
                                                                     ------------    -------------
Cash flows from financing activities:
     Proceeds from issuance of common shares                             53,565           43,184
                                                                     ------------    -------------
     Net cash provided by financing activities                           53,565           43,184
                                                                     ------------    -------------
Net increase in cash and cash equivalents                                 2,010           41,394

Cash and cash equivalents, beginning of period                            4,734            9,338
                                                                     ------------    -------------
Cash and cash equivalents, end of period                              $   6,744        $  50,732
                                                                     ============    =============
Supplemental cash flow disclosure:
     Income taxes paid (recovered)                                    $     (96)       $     306
                                                                     ============    =============
Supplemental non-cash investing disclosure:
     Acquisitions of Project One and Software Spectrum                $   6,453        $       -
                                                                     ============    =============
     Issuance of note payable on  acquisition of Transitif            $       -        $     574
                                                                     ============    =============
Supplemental non-cash financing disclosure:
     Issuance of common shares and options on acquisitions            $   6,453        $       -
                                                                     ============    =============
     Conversion of preferred shares into common shares                $       -        $  17,583
                                                                     ============    =============


                             See accompanying notes.

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000. The results of operations for the interim period are not necessarily indicative of the results of operations for a full fiscal year.


Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 as of the beginning of its fiscal year 2001. The Standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS 133, as amended, did not have a material effect on our financial position or overall trends in results in operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We adopted FIN 44 in the first quarter of fiscal 2001 and there was no material effect on our condensed consolidated financial position, results of operations or cash flows.

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the Securities and Exchange Commission

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

issued further guidance with respect to adoption of specific issues addressed by SAB 101. We do not believe the adoption of SAB 101 will have a material effect on our consolidated financial position or results of operations.


2.  BUSINESS COMBINATIONS

During the quarter ended December 31, 2000, Pivotal completed the acquisitions described below which were accounted for under the purchase method of accounting. Accordingly, the results of operations of each acquisition are included in the condensed consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.


Ionysys Technology Corporation

On October 16, 2000, Pivotal acquired 100% of Ionysys Technology Corporation ("Ionysys"), a privately held provider of Internet solutions. Pivotal paid an aggregate cash purchase price of $1,014 including acquisition related expenditures of $360.


Project One Business Technologies Inc.

On October 31, 2000, Pivotal acquired 100% of Project One Business Technologies Inc. ("Project One"), a privately held provider of Internet solutions specifically designed for the health care industry. Pivotal paid an aggregate purchase price of $1,364 consisting of 19 common shares and stock options and cash of $460, which includes acquisition related expenditures of $380.

The agreement for the acquisition of Project One also provided for additional consideration to a maximum of approximately 96 common shares to be paid based on achieving certain product development and operating targets over the next 3 years. All earn-out payments will be recorded as additional purchase price when determinable. No earn-out payments were required to be made in connection with the acquisition of Project One for the quarter ended December 31, 2000.

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)


2.  BUSINESS COMBINATIONS (Continued)

Software Spectrum CRM Inc.

On December 5, 2000, Pivotal acquired 100% of Software Spectrum CRM, Inc. ("Software Spectrum"). Software Spectrum, based in Dallas, Texas, delivers solutions and consulting expertise in multi-channel contact centers, demand chain network management and customer relationship management to help organizations increase revenue and customer satisfaction. Pivotal paid an aggregate purchase price of $7,474 consisting of 138 common shares and stock options and cash of $1,925, which includes acquisition related expenditures of $1,175.

The total consideration paid by Pivotal for each of the three companies acquired, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:


                                                            Ionysys      Project        Software        Total
                                                                            One         Spectrum
                                                           ----------    ----------    -----------    ----------
Assets acquired                                             $    86       $    62       $  2,697       $  2,845
                                                           ----------    ----------    -----------    ----------
Liabilities assumed                                               -        (1,008)        (2,534)        (3,542)
                                                           ----------    ----------    -----------    ----------
Net identifiable assets (liabilities) assumed                    86          (946)           163           (697)
Goodwill and other intangibles                                  928         2,310          7,311         10,549
                                                           ----------    ----------    -----------    ----------
Purchase price                                              $ 1,014       $ 1,364       $  7,474       $  9,852
                                                           ----------    ----------    -----------    ----------

Consideration (inclusive of cash received of  $123)
    Cash                                                      1,014           460          1,925          3,399
    Fair value of common shares and
    stock options issued                                          -           904          5,549          6,453
                                                           ----------    ----------    -----------    ----------
                                                            $ 1,014       $ 1,364       $  7,474       $  9,852
                                                           ----------    ----------    -----------    ----------


Goodwill is being amortized over the estimated useful life of three years on a straight-line basis.

The fair value of the common shares of Pivotal issued in connection with the acquisitions was determined by taking an average of the opening and closing trading price of the common shares for a short period just before and just after the acquisition date.

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)


3.  ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $1,427 and $740 at December 31, 2000 and June 30, 2000, respectively.


4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

                                                 December 31,        June 30,
                                                     2000              2000
                                                 ------------      ------------

     Accounts payable                             $  10,850          $  9,369
     Accrued compensation                             4,099             3,020
     Accrued acquisition costs                        1,355             1,229
     Other accrued liabilities                        5,796             3,259
                                                 ------------      ------------
                                                  $  22,100          $ 16,877
                                                 ============      ============


5.  LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                  Three months ended             Six months ended
                                                    December 31,                   December 31,
                                               -------------------------      ------------------------
                                                   2000           1999           2000           1999
                                               ------------    ---------      -----------    ---------

Net loss   (A)                                  $  (4,681)      $  (164)       $ (10,135)    $   (850)
                                               ------------    ---------      -----------    ---------

Weighted average number of common shares           23,002        20,025           22,750       16,859
outstanding (B)
Pro forma adjustment for redeemable                     -             -                -        2,343
                                               ------------    ---------      -----------    ---------
Pro forma basic and diluted weighted               23,002        20,025           22,750       19,202
average number of shares (C)
                                               ============    =========      ===========    =========
Loss per share:
         Basic and diluted (A/B)                $   (0.20)      $ (0.01)       $   (0.45)    $  (0.05)
         Pro forma basic and diluted (A/C)                                                   $  (0.04)



Pro forma basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares.

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)



5.  LOSS PER SHARE (Continued)

and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding since July 1, 1998.


6.  EQUITY FINANCING

On November 28, 2000, Pivotal completed an equity financing of one million common shares at a price of approximately $55 per common share, for gross proceeds of $55 million. Net proceeds after offering expenses were $50,933.


7.  SEGMENTED INFORMATION

Pivotal operates in one business segment; the development, marketing, support and implementation of Pivotal demand chain network solutions.

Pivotal licenses and markets its solutions internationally. The following table presents a summary of revenues by geographical region.

                                        Three months ended                 Six months ended
                                           December 31,                      December 31,
                                   -----------------------------     -----------------------------
                                        2000             1999             2000             1999
                                   --------------   ------------     --------------   ------------

      United States                  $  16,459        $  7,028        $   31,231        $  12,788
      Canada                             3,739           1,434             6,174            2,215
      International                      5,533           3,080             9,384            5,214
                                   --------------   ------------     --------------   ------------
                                     $  25,731        $ 11,542        $   46,789        $  20,217
                                   ==============   ============     ==============   ============



Pivotal attributes revenue among the geographical areas based on the location of the customers involved.

During the three month and six month periods ended December 31, 2000 and 1999, no single customer accounted for 10% or more of total revenue.

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

OVERVIEW

Pivotal Corporation's demand chain network solution suite enables large and medium-sized businesses worldwide to increase, serve and manage their customers. We refer to our solutions as demand chain network solutions because they automate and manage marketing, selling and servicing processes over the Internet by integrating customer relationship management, electronic selling, electronic commerce and wireless technologies. Our demand chain network solutions are designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenues.

On December 5, 2000, we announced a joint three year multi-million dollar initiative with Microsoft to develop, market and sell demand chain network solutions to Global 2000 companies which will result in incremental expenditures over this period.

Pivotal solutions are sold in 35 countries and are available in English, French, German, Spanish, Portuguese, Swedish, Japanese and Chinese. Pivotal's worldwide customer base includes more than 1,000 organizations in traditional, commercial, public market sectors and in the new digital economy and includes companies such as ING Barings LLC, KPMG, Intrawest Corporation, USFilter, NEC, Ericsson, Emerson Electric, Nissan Motor (Denmark), Digital Insight, Headhunter.net, Clarus Corporation, insLogic, Qiagen, American Medical Security Group Inc., Farm Credit Services of America, Panasonic SA, Atlas Copco Airpower N. V., Toshiba Information Systems Corporation, National Air Traffic Services, London, Eprise Corporation, Bombardier Aerospace, Grantham, Mayo, Van Otterloo & Company L.L.C., Hitachi Telecom (USA) Inc., Groove Networks, Kikkoman Corporation, Trader.com, Southern Company, Deloitte & Touche and Principal Financial Group. We market and sell our solutions through a direct sales force as well as through third-party solution providers.

Pivotal is listed on NASDAQ under the symbol "PVTL" and on the Toronto Stock Exchange under the symbol "PVT". Our home page on the Internet can be found at www.pivotal.com. Information contained on our Web site does not constitute part of this report.

The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, and all of Pivotal Corporation's wholly owned subsidiaries including Pivotal Corporation, incorporated in Washington State, Pivotal Corporation Limited, incorporated in the United Kingdom, Pivotal Corporation France S.A., incorporated in France, Exactium Ltd., incorporated in Israel, Exactium, Inc., incorporated in Delaware State, Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland, Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland, Pivotal GmbH, incorporated in Germany, Digital Conversations Inc., incorporated in British Columbia, Pivotal Corporation Australia Pty. Ltd., incorporated in Australia, Project One Business Technologies Inc., incorporated in British Columbia, Nihon Pivotal K.K., incorporated in Japan and Software Spectrum CRM, Inc., incorporated in Texas, collectively.

Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship 2000, Pivotal eRelationship 2000 Intrahub, Pivotal eRelationship 2000 CustomerHub, Pivotal eRelationship 2000 PartnerHub, Pivotal ePower 2000, Pivotal eSelling 2000, PivotalWeb .NET, PivotalHost, Pivotal Anywhere, Pivotal Intelligence, Pivotal Interaction Center and Pivotal Demand Chain Network are trademarks and/or registered trademarks of Pivotal Corporation.

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

We recognize revenues from consulting, implementation services, and education as these services are performed. We derive revenue from these services primarily on a time-and-materials basis under a separate service arrangement with the customer. The majority of the implementation services provided to our customers in connection with installations of our solutions are provided by third-party consulting and implementation service providers. These third-party service providers contract directly with the customer.

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

RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and six months ended December 31, 2000 and 1999, respectively, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

                                      Three months ended  December 31,       Six months ended December 31,
                                      --------------------------------     --------------------------------
                                           2000              1999               2000              1999
                                      --------------    --------------     --------------    --------------
CONSOLIDATED STATEMENT OF OPERATIONS
  Revenues:
    License                                64%               70%                 64%               70%
    Services and maintenance               36%               30%                 36%               30%
                                      --------------    --------------     --------------    --------------
       Total revenues                     100%              100%                100%              100%
                                      --------------    --------------     --------------    --------------
  Cost of revenues:
    License                                 4%                3%                  4%                3%
    Services and maintenance               19%               16%                 19%               16%
                                      --------------    --------------     --------------    --------------
       Total cost of revenues              23%               19%                 23%               19%
                                      --------------    --------------     --------------    --------------
  Gross profit                             77%               81%                 77%               81%
                                      --------------    --------------     --------------    --------------
  Operating expenses:
    Sales and marketing                    50%               60%                 52%               63%
    Research and development               18%               19%                 18%               18%
    General and administrative              8%                8%                  8%                8%
    Amortization of goodwill               21%                -                  22%                -
                                      --------------    --------------     --------------    --------------
       Total operating expenses            97%               87%                100%               89%
                                      --------------    --------------     --------------    --------------
  Loss from operations                    (20%)              (6%)               (23%)              (8%)
  Interest and other income                 3%                6%                  2%                5%
                                      --------------    --------------     --------------    --------------
  Loss before income taxes                (17%)               -                 (21%)              (3%)
  Income tax provision                     (1%)              (1%)                 -                (1%)
                                      --------------    --------------     --------------    --------------
  Net loss                                (18%)              (1%)               (21)%              (4%)
                                      ==============    ==============     ==============    ==============


REVENUES

Total revenues increased 123% to $25.7 million from $11.5 million for the quarters ended December 31, 2000 and 1999, respectively. Total revenues for the six month period ended December 31, 2000 were $46.8 million compared with $20.2 million for the six month period ended December 31, 1999 representing an increase of 131%.


Licenses

Revenues from licenses increased 104% to $16.3 million from $8.0 million for the quarters ended December 31, 2000 and 1999, respectively. Revenues from licenses for the six month period ended December 31, 2000 were $30.1 million compared with $14.1 million for the six month period ended December 31, 1999 representing an increase of 113%.

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

Revenues from licenses represented 64% and 70% of total revenues for the quarters ended December 31, 2000 and 1999, respectively. During the six months ended December 31, 2000 and 1999, respectively, revenues from licenses also represented 64% and 70% of total revenues. No single customer accounted for 10% or more of our revenues for the quarters ended December 31, 2000 and 1999 or for the six months ended December 31, 2000 and 1999. North American license revenues accounted for 72% and 73% of total license revenues in the quarters ended December 31, 2000 and 1999, respectively. During the six months ended December 31, 2000 and 1999, North American license revenues accounted for 74% of total license revenues for both periods.


Services and Maintenance

Revenues from services and maintenance increased 167% to $9.4 million from $3.5 million for the quarters ended December 31, 2000 and 1999, respectively. This resulted from an increase of $1.8 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services, and an increase of $4.1 million in revenues from implementation, education and consulting service engagements.

During the six months ended December 31, 2000 and 1999, respectively, revenues from services and maintenance increased 174% to $16.7 million from $6.1 million. This resulted from an increase of $3.5 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services, and an increase of $7.1 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 36% and 30% of total revenues for the quarters ended December 31, 2000 and 1999, respectively. During the six months ended December 31, 2000 and 1999, respectively, revenues from services and maintenance also represented 36% and 30% of total revenues. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on third parties to provide a majority of implementation services to our customers rather than providing those services directly.


COST OF REVENUES

Total cost of revenues increased 168% to $6.0 million from $2.2 million for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, total cost of revenues increased 176% to $10.7 million from $3.9 million.

Licenses

Cost of revenues from licenses consists of costs relating to the packaging and distribution of solutions, related documentation and fees paid for incorporation of third-party products into our solutions.

Cost of revenues from licenses increased to $979,000 from $410,000 for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, cost of revenues from licenses increased to $1.9 million from $694,000. The increase is due primarily to increased costs for third-party technology integrated with our solutions. Cost of revenues from licenses as a percentage of revenues from licenses was 6% and 5% for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, cost of revenues from licenses as a percentage of revenues from licenses was also 6% and 5%. We expect that cost of licenses as a percentage of revenue from licenses will continue to increase because we expect to integrate additional software applications licensed from third parties into our solutions.


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

Cost of revenues from services and maintenance increased 175% to $5.0 million from $1.8 million for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, cost of revenues from services and maintenance increased 178% to $8.8 million from $3.2 million. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 53% and 52% for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was also 53% and 52%.

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

Sales and marketing expenses increased 87% to $12.9 million from $6.9 million for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, sales and marketing expenses increased 93% to $24.4 million from $12.6 million. The increase in dollar amounts reflects the expansion of our international sales capability which required an increase in the number of sales and marketing professionals. Sales and marketing expenses decreased as a percentage of total revenues to 50% from 60% for the quarters ended December 31, 2000 and 1999, respectively. During the six months ended December 31, 2000 and 1999, respectively, sales and marketing expenses decreased as a percentage of total revenues to 52% from 63%. This decrease of sales and marketing expenses as a percentage of total revenues resulted from the improved productivity of our sales and marketing personnel and programs. We expect that sales and marketing expenses will continue to increase in future periods as we continue to expand our North American and international sales and marketing efforts to expand our market position and increase sales of our solutions.


Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts.

Research and development expenses increased 112% to $4.5 million from $2.1 million for the quarters ended December 31, 2000 and 1999, respectively. Research and development expenses were 18% and 19% of total revenues for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, research and development expenses increased 128% to $8.4 million from $3.7 million. Research and development expenses were 18% of total revenues for the same periods. We expect to continue to significantly increase research and development expenditures with a particular emphasis on Internet-related development projects.


General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

General and administrative expenses increased 117% to $2.1 million from $968,000 for the quarters ended December 31, 2000 and 1999, respectively. General and administrative expenses were 8% of total revenues for the same periods. For the six months ended December 31, 2000 and 1999, respectively, general and administrative expenses increased 131% to $3.9 million from $1.7 million. General and administrative expenses were 8% of total revenues for the same periods. The increase in general and administrative expenses was due to hiring additional personnel and the implementation of internal financial and administrative systems. We expect general and administrative expenses will increase as we continue to expand the business and increase our administrative capability in international markets.

Amortization of Goodwill

Amortization of goodwill was $5.4 million in the quarter ended December 31, 2000 and $10.4 million in the six months ended December 31, 2000. This related to goodwill of approximately $58.2 million arising from the acquisitions of Transitif, Exactium and Simba during the year ended June 30, 2000 and $12.5 million arising from the acquisitions of Ionysys, Project One and Software Spectrum during the quarter ended December 31, 2000 . Included in goodwill is $1.9 million of acquired goodwill from the acquisition of Software Spectrum and $178,000 in additional consideration paid based on the net after-tax earnings of Transitif and license revenues received by Transitif from sale of licenses for Pivotal products. We are amortizing goodwill from these acquisitions over a period of three years. Amortization of goodwill totaling $32,000 in the quarter ended December 31, 1999 and totaling $32,000 in the six months ended December 31, 1999, related to goodwill of approximately $1.2 million arising from the acquisition of Transitif. We anticipate acquiring other companies or assets which could result in further significant goodwill amortization or other charges and this could materially impact our operating results.


Share-Based Compensation

We recorded deferred compensation expenses of $473,000 during the year ended June 30, 1999 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of our common shares. We are amortizing this amount over the four-year period in which the options vest. We will allocate the expense among operating expense categories based on the primary activity of the employee that holds the option. We recognized $28,000 and $60,000 in compensation expense in the quarters ended December 31, 2000 and 1999, respectively. During the six months ended December 31, 2000 and 1999, respectively, we recognized $56,000 and $111,000 in compensation expense. We currently expect to recognize $113,000, $58,000 and $22,000 in the years ending June 30, 2001, 2002 and 2003, respectively.


Interest and Other Income

Interest and other income consists of earnings on cash and cash equivalents and short term investments net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income was $644,000 and $685,000 for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, interest and other income was $987,000 and $1.0 million. The quarter ended December 31, 2000 included foreign exchange losses of $111,000. For the six months ended December 31, 2000, foreign exchange loss was $230,000. The other components of interest and other income were not material for the periods presented.


Income Taxes

The provision for income taxes was $170,000 and $126,000 for the quarters ended December 31, 2000 and 1999, respectively. For the six months ended December 31, 2000 and 1999, respectively, the provision for income taxes was $103,000 and $201,000. These income tax amounts were attributable to our operations in the United States, the United Kingdom and France and which were offset by $127,000 related to Canadian research and development tax incentives received.

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

                                                                        Three months ended
                               -----------------------------------------------------------------------------------------------------
                                Dec. 31,     Sep. 30,      June 30,     Mar. 31,     Dec. 31,     Sep. 30,     June 30,     Mar. 31,
                                  2000         2000          2000         2000         1999         1999         1999         1999
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Revenues:
   Licenses                     $16,346      $13,768       $13,136      $10,125      $ 8,026      $ 6,097      $ 6,214       $    5
   Services and maintenance       9,385        7,290         5,049        4,412        3,516        2,578        2,109        1,717
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
     Total revenues              25,731       21,058        18,185       14,537       11,542        8,675        8,323        6,723
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Cost of revenues:
   Licenses                         979          866           812          635          410          284           98          268
   Services and maintenance       4,979        3,870         2,671        2,295        1,813        1,368        1,105          822
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
     Total cost of revenues       5,958        4,736         3,483        2,930        2,223        1,652        1,203        1,090
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Gross profit                     19,773       16,322        14,702       11,607        9,319        7,023        7,120        5,633
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Operating expenses:
   Sales and marketing           12,914       11,498        10,319        8,214        6,917        5,715        5,005        4,404
   Research and development       4,509        3,917         2,803        2,409        2,125        1,569        1,800        1,184
   General and administrative     2,100        1,776         1,318        1,197          968          707          845          566
   Amortization of goodwill       5,405        4,995         1,280           97           32            -            -            -
   In-process research and            -            -         6,979            -            -            -            -            -
    development and other
    charges
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
     Total operating expenses    24,928       22,186        22,699       11,917       10,042        7,991        7,650        6,154
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------

Loss from operations             (5,155)      (5,864)       (7,997)        (310)        (723)        (968)        (530)        (521)
Interest and other income
     (loss)                         644          343           478          673          685          357          (69)         (63)
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Income (loss) before taxes       (4,511)      (5,521)       (7,519)         363          (38)        (611)        (599)        (584)
Income taxes                       (170)          67          (217)        (139)        (126)         (75)         (60)         (63)
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Net income (loss)              $ (4,681)     $(5,454)      $(7,736)     $   224      $  (164)     $  (686)     $  (659)      $ (647)
                               =========    =========     =========    =========    =========    =========    =========     ========


                                                                        Three months ended
                               -----------------------------------------------------------------------------------------------------
                                Dec. 31,     Sep. 30,      June 30,     Mar. 31,     Dec. 31,     Sep. 30,     June 30,     Mar. 31,
                                  2000         2000          2000         2000         1999         1999         1999         1999
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Revenues:
   Licenses                       64%           65%           72%         70%          70%          70%          75%           74%
   Services and maintenance       36%           35%           28%         30%          30%          30%          25%           26%
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
     Total revenues              100%          100%          100%        100%         100%         100%         100%          100%
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Cost of revenues:
   Licenses                        4%            4%            4%          4%           3%           3%           1%            4%
   Services and maintenance       19%           18%           15%         16%          16%          16%          13%           12%
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
     Total cost of revenues       23%           22%           19%         20%          19%          19%          14%           16%
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Gross profit                      77%           78%           81%         80%          81%          81%          86%           84%
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Operating expenses:
   Sales and marketing            50%           55%           57%         56%          60%          66%          60%           66%
   Research and development       18%           19%           15%         17%          19%          18%          22%           17%
   General and                     8%            8%            7%          8%           8%           8%          10%            8%
     administrative
   Amortization of goodwill       21%           24%            7%          1%           -            -            -             -
  In-process research and          -             -            39%          -            -            -            -             -
     development and other
     charges
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
     Total operating              97%          106%          125%         82%          87%          92%          92%           91%
     expenses
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------

Loss  from operations            (20)%         (28)%         (44)%        (2)%         (6)%        (11)%         (6)%          (7)%
Interest and other income          3%            2%            3%          5%           6%           4%          (1%)          (1%)
     (loss)
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Income (loss) before taxes       (17)%         (26)%         (41)%         3%           -           (7)%         (7)%          (8)%
Income taxes                      (1)%           -            (1)%        (1)%         (1)%         (1)%         (1)%          (1)%
                               ---------    ---------     ---------    ---------    ---------    ---------    ---------     --------
Net income (loss)                (18)%         (26)%         (42)%         2%          (1)%         (8)%         (8)%          (9)%
                               =========    =========     =========    =========    =========    =========    =========     ========



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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had $6.7 million in cash and cash equivalents, $72.3 million in short term investments and $74.3 million in working capital. During the quarter ended December 31, 2000, we successfully concluded an equity financing in Canada, generating $50.9 million net of expenses and brokers' commissions.

Our cash and cash equivalents and short-term investments increased to $79.1 million as of December 31, 2000 from $35.5 million as of June 30, 2000. Our working capital increased to $74.3 million at December 31, 2000 from $28.3 million at June 30, 2000.

Net cash used in operating activities for the six months ended December 31, 2000 was $3.3 million compared to net cash generated of $1.5 million in the same period in 1999.

Net cash used in investing activities was $48.2 million and $3.3 million for the six months ended December 31, 2000 and 1999, respectively. During the six months ended December 31, 2000, we used $41.5 million for the purchase of short-term investments. Capital expenditures totalled $3.0 million and $2.7 for the six months ended December 31, 2000 and 1999, respectively. These capital expenditures related primarily to the acquisition of computer software and equipment as well as furniture and fixtures as a result of our growing employee base. During the quarter ended December 31, 2000, we used $3.3 million (net of cash acquired) on the acquisitions of Ionysys, Project One and Software Spectrum.

Cash provided by financing activities was $53.6 million and $43.2 million for the six months ended December 31, 2000 and 1999, respectively. Net cash provided by financing activities resulted from the issuance of common shares.

Our principal source of liquidity at December 31, 2000 was our cash, cash equivalents and short-term investments of $79.1 million. We also have credit facilities with a Canadian chartered bank, which include an operating facility of US$10.0 million bearing interest at the bank's prime rate and a term loan facility of US$5.0 million bearing interest at the bank's prime rate to be used for various capital expenditures. The credit facilities are secured by all of our assets, including our equipment and accounts receivable and the shares of our subsidiaries. At December 31, 2000, no amounts were outstanding under the operating facility or the term loan facility.

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


RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 as of the beginning of its fiscal year 2001. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS 133, as amended, did not have a material effect on the Company's financial position or overall trends in results in operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the first quarter of fiscal 2001 and there was no material effect on the Company's condensed consolidated financial position, results of operations or cash flows.

In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. Management does not believe the adoption of SAB 101 will have a material effect on the Company's consolidated financial position or results of operations.

                                 PART I- ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currencies.


Foreign Currency Risk

We have operations in Canada and a number of countries outside of the United States and therefore we are subject to risks typical of an international business including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

Our sales and corresponding receivables are substantially in U.S. dollars. Through our operations in Canada and outside North America, we incur the majority of our research and development, customer support costs and administrative expenses in Canadian and other local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. We have evaluated our exposure to these risks and have determined that our only significant foreign currency exposure at this time is to the Canadian dollar through our operations in Canada. At this time, our exposure to other currencies is not material.

We use forward contracts to minimize the risks associated with transactions originating in Canadian dollars. We have not designated these forward contracts to be hedging instruments, therefore, all gains or losses resulting from the change in fair value of these contracts have been included in earnings in the current period.

If we were to designate these types of forward contracts or other derivatives as hedges in the future and such derivatives satisfy the criteria for hedging instruments, then depending on the nature of the hedge, changes in the fair value of the derivatives will be offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the related hedged item is recognized in earnings (cash flow hedges). Any change in fair value related to the ineffective portion of a derivative will be recognized in earnings through periodic mark to market adjustments.

In addition to the use of foreign exchange forward contracts noted above, from time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars for the next operating period, which is generally limited to six months or less.

At December 31, 2000, the notional value of our foreign currency forward contracts totalled the equivalent of U.S. $6.3 million. All foreign currency forward contracts are carried at fair value and all had maturity dates within 3 months.


Interest Rate Risk

We invest our cash in a variety of short term financial instruments, including government bonds, commercial paper and money market instruments. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. These investments are typically denominated in U.S. dollars. Cash balances in foreign currencies are operating balances and are only invested in demand or short term deposits of the local operating bank.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.

Our investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, all short term investments must be made in investment grade securities with original maturities of less than one year at the time of acquisition.

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short term nature of the investments. Based on a sensitivity analysis performed on our balances as of December 31, 2000, the fair value of our short term investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

                           PART II: OTHER INFORMATION

                                PART II - ITEM 1

LEGAL PROCEEDINGS

We are not currently party to any material pending legal proceedings.


                                PART II - ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On October 31, 2000, Pivotal acquired 100% of Project One Business Technologies Inc. Pivotal paid an aggregate purchase price of approximately $1.4 million, consisting of 19,000 common shares and cash of $460,000, which includes acquisition related expenditures of $380,000. The agreement for the acquisition of Project One also provided for additional consideration to a maximum of approximately 96,000 common shares to be paid based on achieving certain product development and operating targets over the next 3 years. This transaction was exempt from Securities Act registration pursuant to the exclusion from registration provided by Regulation S under the Securities Act.

On December 5, 2000, Pivotal acquired 100% of Software Spectrum CRM, Inc. Pivotal paid an aggregate purchase price of approximately $7.5 million, consisting of 138,000 common shares and cash of $1.9 million, which includes acquisition related expenditures of approximately $1.2 million. This transaction was exempt from Securities Act registration pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act.

In November 2000, Pivotal completed an equity financing in Canada of one million common shares for aggregate proceeds of approximately $55 million. This transaction was exempt from Securities Act registration pursuant to the exclusion from registration provided by Regulation S under the Securities Act.


Use of Proceeds

On August 4, 1999, Pivotal's registration statement on Form F-1, Registration No. 333-82871, became effective. The offering date was August 5, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Bear, Stearns & Co. Inc. and Dain Rauscher Wessels. The offering consisted of 3,975,000 common shares of Pivotal, which included 475,000 common shares offered pursuant to the subsequent exercise of the underwriter's over allotment option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to Pivotal, after accounting for $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million, of which $30 million remained at September 30, 2000. During the three months ended December 31, 2000, we used $3.3 million of the net proceeds in connection with acquisitions of Ionysys, Project One and Software Spectrum. The remaining $26.7 million of the net proceeds continues to be invested in investment-grade, interest bearing short-term instruments.

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

DEFAULTS UPON SENIOR SECURITIES

None.


                                PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                PART II - ITEM 5

OTHER INFORMATION

None.


                                PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number    Description
     ------    -----------
     99.1      Private  Securities  Litigation  Reform  Act of 1995 Safe  Harbor
               Compliance Statement for Forwarding-Looking Statements


(b)  Reports on Form 8-K

     On October 6, 2000, we filed an amendment to the Form 8-K reporting the acquisition of Simba Technologies Inc. The amendment reported the financial statements of Simba Technologies and the unaudited pro forma condensed combined financial statements of Pivotal.

     On November 13, 2000, we filed a Form 8-K reporting the US$55,000,000 equity financing.

     On November 17, 2000, we filed a Form 8-K reporting the financial statements for the three months ended September 30, 2000 of Pivotal.

     On November 29, 2000, we filed a Form 8-K reporting the closing of the US$55,000,000 equity financing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2001

                                           PIVOTAL CORPORATION


                                           /s/ Norman B. Francis
                                           -------------------------------------
                                           Norman B. Francis
                                           President, Chief Executive Officer
                                           and Director



                                           /s/ Vincent D. Mifsud
                                           -------------------------------------
                                           Vincent D. Mifsud
                                           Chief Operating Officer,
                                           Chief Financial Officer and
                                           Executive Vice President