Form 10-Q
period 2001-03-31
PIVOTAL CORP
filed 2001-05-15
CIK 1086329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the quarterly period ended March 31, 2001

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

                             Yes  [X]    No  [ ]


              COMMON SHARES OUTSTANDING AT MAY 9, 2001: 23,927,782

                               PIVOTAL CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



                                                                            PAGE

PART I  FINANCIAL INFORMATION

  ITEM 1.  Condensed Consolidated Financial Statements .......................1

       Condensed Consolidated Balance Sheets as of March 31, 2001 and
           June 30, 2000 .....................................................1

         Condensed Consolidated Statements of Operations for the Three and
           Nine Months Ended March 31, 2001 and 2000 .........................2

         Condensed Consolidated Statements of Shareholders' Equity for the
           Nine Months ended March 31, 2001 ..................................3

         Condensed Consolidated Statements of Cash flows for the Nine Months
           Ended March 31, 2001 and 2000 .....................................4

         Notes to the Condensed Consolidated Financial Statements ............5

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................10

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .......22

PART II  OTHER INFORMATION

  ITEM 1.  Legal Proceedings ................................................24

  ITEM 2.  Changes in Securities and Use of Proceeds ........................24

  ITEM 3.  Defaults Upon Senior Securities ..................................26

  ITEM 4.  Submission of Matters to a Vote of Security Holders ..............26

  ITEM 5.  Other Information ................................................26

  ITEM 6.  Exhibits and Reports on Form 8-K .................................26

  Signatures ................................................................30

PART I - FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               PIVOTAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (Expressed in United States dollars; all amounts in thousands)


                                                                             March 31,          June 30,
                                                                                2001              2000
                                                                           --------------     -------------
                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $    15,107          $   4,734
  Short term investments                                                        61,065             30,788
  Accounts receivable                                                           23,417             16,764
  Prepaid expenses                                                               3,694              1,859
                                                                           --------------     -------------
     Total current assets                                                      103,283             54,145

Property and equipment, net                                                      9,998              7,231

Goodwill, intangibles and other assets, net                                     61,601             60,569
                                                                           --------------     -------------
Total assets                                                               $   174,882          $ 121,945
                                                                           ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                  $   21,153          $  16,877
  Deferred revenue                                                              11,974              8,971
                                                                           --------------     -------------
     Total current liabilities                                                  33,127             25,848
                                                                           --------------     -------------

Shareholders' equity:
  Preferred shares, undesignated, no par value, authorized shares -
  20,000 at March 31, 2001 and June 30, 2000; no shares issued and
  outstanding                                                                        -                  -

  Common shares, no par value, authorized shares - 200,000 at March
  31, 2001 and June 30, 2000, respectively; issued and outstanding
  shares - 23,872 and 22,057 at March 31, 2001 and June 30, 2000,              166,448            105,076
  respectively

     Additional paid-in capital                                                  7,002              7,002

     Deferred share-based compensation                                            (109)              (193)

     Accumulated deficit                                                       (31,586)           (15,788)
                                                                           --------------     -------------
Total shareholders' equity                                                     141,755             96,097
                                                                           --------------     -------------
Total liabilities and shareholders' equity                                 $   174,882          $ 121,945
                                                                           ==============     ==============

                             See accompanying notes.

                               PIVOTAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Expressed in United States dollars, all amounts in thousands except per share data)
                                   (Unaudited)

                                                               Three months ended               Nine months ended
                                                                    March 31,                       March 31,
                                                          ----------------------------    -----------------------------
                                                              2001            2000             2001             2000
                                                          ------------    ------------    -------------    ------------
REVENUES:
  Licenses                                                 $  16,368        $ 10,125        $  46,482      $   24,248
  Services and maintenance                                    10,026           4,412           26,701          10,506
                                                          ------------    ------------    -------------    ------------
     Total revenues                                           26,394          14,537           73,183          34,754
                                                          ------------    ------------    -------------    ------------
COST OF REVENUES:
  Licenses                                                     1,009             635            2,854           1,329
  Services and maintenance                                     5,346           2,295           14,195           5,476
                                                          ------------    ------------    -------------    ------------
     Total cost of revenues                                    6,355           2,930           17,049           6,805
                                                          ------------    ------------    -------------    ------------
Gross profit                                                  20,039          11,607           56,134          27,949
                                                          ------------    ------------    -------------    ------------
OPERATING EXPENSES:
  Sales and marketing                                         12,689           8,214           37,101          20,846
  Research and development                                     5,096           2,409           13,522           6,103
  General and administrative                                   2,787           1,197            6,663           2,872
  Amortization of goodwill                                     6,068              97           16,468             129
                                                          ------------    ------------    -------------    ------------
     Total operating expenses                                 26,640          11,917           73,754          29,950
                                                          ------------    ------------    -------------    ------------

Loss from operations                                          (6,601)           (310)         (17,620)         (2,001)
Interest and other income                                        994             673            1,981           1,715
                                                          ------------    ------------    -------------    ------------
Income (loss) before income taxes                             (5,607)            363          (15,639)           (286)

Income taxes                                                      56             139              159             340
                                                          ------------    ------------    -------------    ------------

Net income (loss)                                          $  (5,663)       $    224        $ (15,798)       $   (626)
                                                          ============    ============    =============    ============

EARNINGS (LOSS) PER SHARE:
  Basic and diluted                                        $   (0.24)        $   0.01        $   (0.66)      $   (0.03)
  Pro forma basic and diluted                                                                                $   (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES USED TO CALCULATE
EARNINGS (LOSS) PER SHARE:
  Basic                                                       23,856          20,134           23,818          17,951
  Diluted                                                     23,856          21,470           23,818          17,951
  Pro forma basic and diluted                                                                                  19,513


                             See accompanying notes.

                               PIVOTAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)




                                                              Additional      Deferred                       Total
                                         Common Shares          Paid-in     Share-Based                  Shareholders'
                                      Shares      Amount        Capital     Compensation    (Deficit)       Equity
                                     ----------------------------------------------------------------------------------
Balance, June 30, 2000                 22,057   $  105,076      $ 7,002      $   (193)      $ (15,788)     $   96,097

Issuance of common shares on
  exercise of stock options               414        1,101                                                      1,101

Issuance of common shares related
  to Employee Stock Purchase Plan          28          567                                                        567

Amortization of share-based
  compensation                                                                     28                              28

Net loss                                                                                       (5,454)         (5,454)
                                    ----------   -----------   -----------   -----------    ------------   -------------
Balance, September 30, 2000            22,499      106,744        7,002          (165)        (21,242)         92,339

Issuance of common shares on
  exercise of stock options                47          964                                                        964

Acquisitions                              253        6,453                                                      6,453
Issuance of common shares on
  public offering                       1,000       50,933                                                     50,933

Amortization of share-based
  compensation                                                                     28                              28

Net loss                                                                                       (4,681)         (4,681)
                                     ----------   -----------   -----------   -----------    ------------   -------------
Balance December 31, 2000              23,799      165,094        7,002          (137)        (25,923)        146,036

Issuance of common shares on
  exercise of stock options                29          481                                                        481

Issuance of common shares related
  to Employee Stock Purchase Plan          44          873                                                        873

Amortization of share-based
  compensation                                                                     28                              28

Net loss                                                                                       (5,663)         (5,663)
                                    ----------   -----------   -----------   -----------    ------------   -------------
Balance March 31, 2001                 23,872    $ 166,448      $ 7,002       $  (109)      $ (31,586)     $  141,755
                                    ==========   ===========   ===========   ===========    ============   =============

                             See accompanying notes.

                               PIVOTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)

                                                                            Nine months ended
                                                                               March 31,
                                                                     -----------------------------
                                                                        2001             2000
                                                                     ------------    -------------
Cash flows from operating activities:
     Net loss for the period                                           $(15,798)       $    (626)

     Adjustments  to  reconcile  net  loss to net  cash
       provided by (used in) operating activities:
         Amortization of goodwill                                        16,468              129
         Depreciation                                                     3,248            1,466
         Non-cash share-based compensation expense                           84              167
     Change in operating assets and liabilities:
         Accounts receivable                                             (6,378)          (5,950)
         Prepaid expenses                                                (1,764)          (2,027)
         Accounts payable and accrued liabilities                           516            5,119
         Deferred revenue                                                 2,572            2,191
                                                                     ------------    -------------
     Net cash provided by (used in) operating activities                 (1,052)             469
                                                                     ------------    -------------
Cash flows from investing activities:
     Purchase of property and equipment                                  (5,477)          (3,808)
     Acquisitions (net of cash acquired)                                 (5,321)          (1,228)
     Purchase of short term investments                                 (30,277)         (42,882)
     Other assets                                                        (2,419)            (375)
                                                                     ------------    -------------
     Net cash used in investing activities                              (43,494)         (48,293)
                                                                     ------------    -------------
Cash flows from financing activities:
     Proceeds from issuance of common shares                             54,919           44,304
                                                                     ------------    -------------

     Net cash provided by financing activities                           54,919           44,304
                                                                     ------------    -------------

Net increase (decrease) in cash and cash equivalents                     10,373           (3,520)

Cash and cash equivalents, beginning of period                            4,734            9,338
                                                                     ------------    -------------
Cash and cash equivalents, end of period                               $ 15,107        $   5,818
                                                                     ============    =============
Supplemental cash flow disclosure:
     Income taxes paid (recovered)                                     $   (300)        $    429
                                                                     ============    =============
Supplemental non-cash investing disclosure:
     Acquisitions of Project One and Software Spectrum                 $  6,453        $       -
                                                                     ============    =============
Supplemental non-cash financing disclosure:
     Issuance of common shares on acquisitions                         $  6,453        $       -
                                                                     ============    =============
     Conversion of preferred shares into common shares                 $      -        $  17,583
                                                                     ============    =============


                             See accompanying notes.

                              PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)



1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.


Recent Accounting Pronouncements

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the Securities and Exchange Commission issued further guidance with respect to adoption of specific issues addressed by SAB 101. Management does not believe the adoption of SAB 101 will have a material effect on our consolidated financial position or results of operations.


2.   BUSINESS COMBINATIONS

For the nine months ended March 31, 2001, Pivotal completed acquisitions including those described below which were accounted for under the purchase method of accounting. Accordingly, the results of operations of each acquisition are included in the condensed consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

Ionysys Technology Corporation

On October 16, 2000, Pivotal acquired 100% of Ionysys Technology Corporation ("Ionysys"), a privately held provider of Internet solutions based in Vancouver, British Columbia. Pivotal paid an aggregate cash purchase price of $1,014 including acquisition related expenditures of $360.

                              PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)



2.   BUSINESS COMBINATIONS (Continued)

Project One Business Technologies Inc.

On October 31, 2000, Pivotal acquired 100% of Project One Business Technologies Inc. ("Project One"), a privately held provider of Internet solutions specifically designed for the health care industry based in North Vancouver, British Columbia. Pivotal paid an aggregate purchase price of $1,364 consisting of 19 common shares and stock options and cash of $460, which includes acquisition related expenditures of $380.

The agreement for the acquisition of Project One also provided for additional consideration of approximately 96 common shares to be paid based on achieving certain product development and operating targets over the next 3 years. All earn-out payments will be recorded as additional purchase price when determinable. No earn-out payments were required to be made in connection with the acquisition of Project One since acquisition to the period ended March 31, 2001.

Software Spectrum CRM, Inc.

On December 5, 2000, Pivotal acquired 100% of Software Spectrum CRM, Inc. ("Software Spectrum"). Software Spectrum, based in Dallas, Texas, delivers solutions and consulting expertise in multi-channel contact centers, demand chain network management and customer relationship management. Pivotal paid an aggregate purchase price of $7,474 consisting of 138 common shares and stock options and cash of $1,925, which includes acquisition related expenditures of $1,175.


The total consideration paid by Pivotal for each of the companies acquired, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

                              PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)



2.       BUSINESS COMBINATIONS (Continued)

                                      Ionysys       Project      Software           Other        Total
                                                      One        Spectrum
                                    -----------   -----------   -----------      -----------   -----------
Assets acquired                      $    86       $    62        $ 2,697         $   103        $ 2,948
                                    -----------   -----------   -----------      -----------   -----------
Liabilities assumed                        -        (1,008)        (2,534)           (413)        (3,955)
                                    -----------   -----------   -----------      -----------   -----------

Net identifiable assets (liabilities)
  assumed                                 86          (946)           163            (310)        (1,007)
Goodwill and other intangibles           928         2,310          7,311           2,606         13,155
                                    -----------   -----------   -----------      -----------   -----------
Purchase price                       $ 1,014       $ 1,364        $ 7,474         $ 2,296        $12,148
                                    -----------   -----------   -----------      -----------   -----------

Consideration (inclusive of cash
  received of $123)
         Cash/note payable             1,014           460          1,925           2,296          5,695
                                    -----------   -----------   -----------      -----------   -----------
         Fair value of common
           shares issued                   -           904          5,549               -          6,453
                                    -----------   -----------   -----------      -----------   -----------
                                     $ 1,014       $ 1,364        $ 7,474         $ 2,296        $12,148
                                    -----------   -----------   -----------      -----------   -----------


Included in "Other" are two immaterial acquisitions of assets. Goodwill is being amortized over the estimated useful life of three years on a straight-line basis.

The fair value of the common shares of Pivotal issued in connection with the acquisitions was determined by taking an average of the opening and closing trading price of the common shares for a short period just before and just after the acquisition dates.


3.   ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $2,255 and $740 at March 31, 2001 and June 30, 2000, respectively.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

                                            March 31, 2001        June 30, 2000
                                            --------------        --------------
     Accounts payable                          $ 9,227               $ 9,369
     Accrued compensation                        3,834                 3,020
     Accrued acquisition costs                   1,916                 1,229
     Other accrued liabilities                   6,176                 3,259
                                            --------------        --------------
                                               $21,153                16,877
                                            ==============        ==============

                              PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)


5.   EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                  Three months ended            Nine months ended
                                                      March 31,                     March 31,
                                               --------------------------     --------------------------
                                                   2001          2000             2001          2000
                                               -----------    -----------     -----------    -----------
Net income (loss) (A)                           $  (5,663)     $    224        $ (15,798)      $  (626)
                                               -----------    -----------     -----------    -----------

Weighted average number of common shares
  outstanding (B)                                  23,856        20,134           23,818        17,951
Effect of dilutive stock options                        -         1,336                -             -
                                               -----------    -----------     -----------    -----------
Adjusted weighted average shares (C)               23,856        21,470           23,818        17,951
Pro forma adjustment for redeemable
  convertible preferred shares                          -             -                -         1,562
                                               -----------    -----------     -----------    -----------
Pro forma basic and diluted weighted
  average number of shares (D)                     23,856        21,470           23,818        19,513
                                               ===========    ===========     ===========    ===========
Earnings (loss) per share:
      Basic (A/B)                               $   (0.24)     $   0.01        $   (0.66)      $ (0.03)
      Diluted (A/C)                             $   (0.24)     $   0.01        $   (0.66)      $ (0.03)
      Pro forma basic and diluted (A/D)                                                        $ (0.03)


Pro forma basic and diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding since July 1, 1998.


6.   EQUITY FINANCING

On November 28, 2000, Pivotal completed an equity financing of one million common shares at a price of approximately $55 per common share, for gross proceeds of $55 million. Net proceeds after offering expenses were $50,933.


7.   SEGMENTED INFORMATION

Pivotal operates in one business segment; the development, marketing, support and implementation of the Pivotal Demand Chain Network solution suite.

                              PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Expressed in United States dollars; all amounts in thousands)
                                   (Unaudited)



7.   SEGMENTED INFORMATION (Continued)

Pivotal licenses and markets its solutions internationally. The following table presents a summary of revenues by geographical region.

                                  Three months ended                Nine months ended
                                      March 31,                         March 31,
                               --------------------------        --------------------------
                                   2001           2000               2001           2000
                                ------------   -----------        ------------   ----------
      United States             $  16,047       $ 10,758          $  47,278        $ 23,546
      Canada                        2,875          1,308              9,048           3,523
      International                 7,472          2,471             16,857           7,685
                               ------------   -----------        ------------   -----------
                                $  26,394       $ 14,537          $  73,183        $ 34,754
                               ============   ===========        ============   ===========


Pivotal attributes revenue among the geographical areas based on the location of the customers involved.

During the three month and nine month periods ended March 31, 2001 and 2000, no single customer accounted for 10% or more of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of our forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on our forward-looking statements.

OVERVIEW

Pivotal  Corporation  enables  large and  medium-sized  businesses  worldwide to increase, make, serve and manage their customers by providing demand chain management solutions. Demand chain management solutions automate and manage marketing, selling and servicing processes over the Internet by integrating customer relationship management, electronic selling, electronic commerce and wireless technologies. We refer to our demand chain management solutions as the Pivotal Demand Chain Network solution suite. The Pivotal Demand Chain Network solution suite is designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenues.

On December 5, 2000, we announced a joint three year multi-million dollar initiative with Microsoft to develop, market and sell the Pivotal Demand Chain Network solution suite to Global 2000 companies which will result in incremental expenditures over this period. Pivotal has executed on the first phase our business development initiative with Microsoft. We implemented a training program to educate Microsoft sales professionals about the Pivotal solution and engaged Microsoft in co-marketing and co-selling initiatives. Pivotal was also featured as the premier CRM partner in the Microsoft Business Advantage road-tour in March-April 2001.

Pivotal solutions are sold in 35 countries and are available in English, French, German, Spanish, Portuguese, Swedish, Japanese and Chinese. Pivotal's worldwide customer base includes more than 1,100 organizations in traditional, commercial, public market sectors and in the new digital economy and includes companies such as ActiveState Corp., American Medical Security Group Inc., Atlas Copco Airpower N.V., Belgacom France, Bombardier Aerospace, CIBC World Markets, Commonfund, Deloitte & Touche, Digital Insight, Emerson Electric, Eprise Corporation, Ericsson, Farm Credit Services of America, FLAG Telecom, Grantham, Mayo, Van Otterloo & Company L.L.C., Haldex Services Corporation, Hitachi Telecom (USA) Inc., ING Barings LLC, Intrawest Corporation, Kikkoman Corporation, Knosys, Inc., KPMG, Miller Heiman, Inc., National Air Traffic Services, London, National City Bank of Minneapolis, NEC, Nissan Motor (Denmark), Panasonic SA, Principal Financial Group, Qiagen, Southern Company, Toshiba Information Systems Corporation, Trader.com, USFilter, and 1201 Financial & Insurance Services, Inc. We market and sell our solutions through a direct sales force as well as through third-party solution providers.

Pivotal is listed on NASDAQ under the symbol "PVTL" and on the Toronto Stock Exchange under the symbol "PVT". Our home page on the Internet can be found at www.pivotal.com. Information contained on our Web site does not constitute part of this report.

The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, and all of Pivotal Corporation's wholly owned subsidiaries including Pivotal Corporation, incorporated in Washington State, Pivotal Corporation Limited, incorporated in the United Kingdom, Pivotal Corporation France S.A., incorporated in France, Exactium Ltd., incorporated in Israel, Exactium, Inc., incorporated in Delaware State, Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland, Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland, Pivotal GmbH, incorporated in Germany, Digital Conversations Inc., incorporated in British Columbia, Pivotal Corporation Australia Pty. Ltd., incorporated in Australia, Project One Business Technologies Inc., incorporated in British Columbia and Nihon Pivotal K.K., incorporated in Japan, collectively.

Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship 2000, Pivotal eRelationship 2000 Intrahub, Pivotal eRelationship 2000 CustomerHub, Pivotal eRelationship 2000 PartnerHub, Pivotal ePower, Pivotal ePower 2000, Pivotal eSelling 2000, PivotalWeb .NET, PivotalHost, Pivotal Anywhere, Pivotal Intelligence, Pivotal Interaction Center, Pivotal Demand Chain Network and Pivotal Digital Intelligence are trademarks and/or registered trademarks of Pivotal Corporation.

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

We enter into reseller and sub-licensing arrangements that provide a fee payable to us based on a percentage of list price. We recognize revenue only on the fees payable to us, net of any amount payable to the reseller by the customer. From time to time, we purchase goods or services for internal operations from vendors at or about the same time we license our software to these organizations. These transactions are separately negotiated and recorded at terms that we consider to be arm's length.

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

Our cost of license revenues primarily consists of costs related to the packaging and distribution of solutions and related documentation and license fees due to third parties for integrated technology. Our cost of services revenues includes salaries and related expenses for our implementation, consulting support and education organizations and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas based on their headcount.

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


RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and nine months ended March 31, 2001 and 2000, respectively, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

                                      Three months ended March 31,       Nine months ended March 31,
                                     -----------------------------       --------------------------
                                         2001             2000              2001           2000
                                     -----------       -----------       -----------    -----------

CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
     Revenues:
         Licenses                        62%               70%               64%              70%
         Services and maintenance        38%               30%               36%              30%
                                     -----------       -----------       -----------    -----------
             Total revenues             100%              100%              100%             100%
                                     -----------       -----------       -----------    -----------
     Cost of revenues:
         Licenses                         4%                4%                4%               4%
         Services and maintenance        20%               16%               19%              16%
                                     -----------       -----------       -----------    -----------
             Total cost of revenues      24%               20%               23%              20%
                                     -----------       -----------       -----------    -----------
     Gross profit                        76%               80%               77%              80%
                                     -----------       -----------       -----------    -----------
     Operating expenses:
         Sales and marketing             48%               56%               51%              60%
         Research and development        19%               17%               18%              18%
         General and administrative      11%                8%                9%               8%
         Amortization of goodwill        23%                1%               23%               -
                                     -----------       -----------       -----------    -----------
         Total operating expenses       101%               82%              101%              86%
                                     -----------       -----------       -----------    -----------
     Loss from operations               (25%)              (2%)             (24%)             (6%)
     Interest and other income            4%                5%                3%               5%
                                     -----------       -----------       -----------    -----------
     Income  (loss)  before  income     (21%)               3%              (21%)             (1%)
       taxes
     Income taxes                          -                1%                 -               1%
                                     -----------       -----------       -----------    -----------
     Net income (loss)                  (21%)               2%              (21%)             (2%)
                                     ===========       ===========       ===========    ===========


REVENUES

Total revenues increased 82% to $26.4 million from $14.5 million for the quarters ended March 31, 2001 and 2000, respectively. Total revenues for the nine month period ended March 31, 2001 were $73.2 million compared with $34.8 million for the nine month period ended March 31, 2000 representing an increase of 111%.

Licenses

Revenues from licenses increased 62% to $16.4 million from $10.1 million for the quarters ended March 31, 2001 and 2000, respectively. Revenues from licenses for the nine month period ended March 31, 2001 were $46.5 million compared with $24.2 million for the nine month period ended March 31, 2000 representing an increase of 92%.

Our revenues from licenses increased due to new customers and to follow-on sales to existing customers. These increases were attributable to increased market acceptance of our solutions, increased sales as a result of our expansion of our direct and indirect channels of distribution and our marketing organization. We believe that the availability of the Pivotal Demand Chain Network solution suite due to increased direct and indirect distribution channels has contributed to the increase in revenue from licenses, as this has extended the overall functionality of our solutions by permitting organizations to collaborate with customers and partners over the Internet. In recent months, the buying patterns of our potential customers are different than prior quarters resulting in longer sales cycles and it is difficult to predict when these deals will close.

Revenues from licenses represented 62% and 70% of total revenues for the quarters ended March 31, 2001 and 2000, respectively. During the nine months ended March 31, 2001 and 2000, respectively, revenues from licenses represented 64% and 70% of total revenues. No single customer accounted for 10% or more of our revenues for the quarters ended March 31, 2001 and 2000 or for the nine months ended March 31, 2001 and 2000. North American license revenues accounted for 66% and 73% of total license revenues in the quarters ended March 31, 2001 and 2000, respectively. During the nine months ended March 31, 2001 and 2000, North American license revenues accounted for 71% and 74% of total license revenues, respectively.

Services and Maintenance

Revenues from services and maintenance increased 127% to $10.0 million from $4.4 million for the quarters ended March 31, 2001 and 2000, respectively. The increase was due to an increase of $4.1 million in revenues from implementation, education and consulting service engagements and an increase of $1.5 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services.

During the nine month period ended March 31, 2001 and 2000, revenues from services and maintenance increased 154% to $26.7 million from $10.5 million, respectively. The increase was due to an increase of $11.2 million in revenues from implementation, education and consulting service engagements and an increase of $5.0 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services.

Our revenues from services and maintenance represented 38% and 30% of total revenues for the quarters ended March 31, 2001 and 2000, respectively. During the nine months ended March 31, 2001 and 2000, revenues from services and maintenance represented 36% and 30% of total revenues, respectively. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on third parties to provide a majority of implementation services to our customers rather than providing those services directly.

COST OF REVENUES

Total cost of revenues increased 117% to $6.4 million from $2.9 million for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, total cost of revenues increased 151% to $17.0 million from $6.8 million, respectively.

Licenses

Cost of revenues from licenses consists of costs relating to the packaging and distribution of solutions, related documentation and fees paid for incorporation of third-party products into our solutions.

Cost of revenues from licenses increased 59% to $1.0 million from $635,000 for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, respectively, cost of revenues from licenses increased 115% to $2.9 million from $1.3 million. These increases are due primarily to increased costs for third-party technology integrated with our solutions. Cost of revenues from licenses as a percentage of revenues from licenses was 6% for the quarters ended March 31, 2001 and 2000. For the nine months ended March 31, 2001 and 2000, cost of revenues from licenses as a percentage of revenues from licenses was 6% and 5%, respectively. We expect that cost of licenses as a percentage of revenue from licenses will continue to increase because we expect to integrate additional software applications licensed from third parties into our solutions.

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

Cost of revenues from services and maintenance increased 133% to $5.3 million from $2.3 million for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, cost of revenues from services and maintenance increased 159% to $14.2 million from $5.5 million, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 53% and 52% for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was also 53% and 52%, respectively.

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

Sales and marketing expenses increased 54% to $12.7 million from $8.2 million for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, respectively, sales and marketing expenses increased 78% to $37.1 million from $20.8 million. The increase in dollar amounts reflects the expansion of our international sales capability which required an increase in the number of sales and marketing professionals. Sales and marketing expenses decreased as a percentage of total revenues to 48% from 56% for the quarters ended March 31, 2001 and 2000, respectively. During the nine months ended March 31, 2001 and 2000, respectively, sales and marketing expenses decreased as a percentage of total revenues to 51% from 60%. This decrease of sales and marketing expenses as a percentage of total revenues resulted from the improved productivity of our sales and marketing personnel and programs. We expect that sales and marketing expenses will continue to increase in future periods as we continue to expand our North American and international sales and marketing efforts to expand our market position and increase sales of our solutions.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts.

Research and development expenses increased 112% to $5.1 million from $2.4 million for the quarters ended March 31, 2001 and 2000, respectively. Research and development expenses were 19% and 17% of total revenues for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, research and development expenses increased 122% to $13.5 million from $6.1 million, respectively. Research and development expenses were 18% of total revenues for the nine months ended March 31, 2001 and 2000. We expect to continue to significantly increase research and development expenditures with a particular emphasis on Internet-related development projects.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

General and administrative expenses increased 133% to $2.8 million from $1.2 million for the quarters ended March 31, 2001 and 2000, respectively. General and administrative expenses were 11% and 8% of total revenues for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, respectively, general and administrative expenses increased 132% to $6.7 million from $2.9 million. General and administrative expenses were 9% and 8% of total revenues for the nine months ended March 31, 2001 and 2000, respectively. The increase in general and administrative expenses was due to hiring additional personnel and the implementation of internal financial and administrative systems. We expect general and administrative expenses will increase as we continue to expand the business and increase our administrative capability in international markets.

Amortization of Goodwill

Amortization of goodwill was $6.1 million in the quarter ended March 31, 2001 and $16.5 million in the nine months ended March 31, 2001. This related to goodwill of approximately $58.1 million arising from the acquisitions of Transitif, Exactium and Simba during the year ended June 30, 2000 and $15.1 million arising from acquisitions including: Ionysys, Project One and Software Spectrum during the nine months ended March 31, 2001. Included in goodwill is $1.9 million of acquired goodwill from the acquisition of Software Spectrum and $239,000 in additional consideration paid based on the net after-tax earnings of Transitif and license revenues received by Transitif from sale of licenses for Pivotal products. We are amortizing goodwill from these acquisitions over a period of three years. Amortization of goodwill totaling $97,000 in the quarter ended March 31, 2000 and totaling $129,000 in the nine months ended March 31, 2000, related to goodwill of approximately $1.2 million arising from the acquisition of Transitif.

We anticipate acquiring other companies or assets which could result in further significant goodwill amortization or other charges and this could materially impact our operating results.

Share-Based Compensation

We recorded deferred compensation expenses of $473,000 during the year ended June 30, 1999 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of our common shares. We are amortizing this amount over the four-year period in which the options vest. We will allocate the expense among operating expense categories based on the primary activity of the employee that holds the option. We recognized $28,000 and $56,000 in compensation expense in the quarters ended March 31, 2001 and 2000, respectively. During the nine months ended March 31, 2001 and 2000, respectively, we recognized $84,000 and $167,000 in compensation expense. We currently expect to recognize $113,000, $58,000 and $22,000 in compensation expense in the years ending June 30, 2001, 2002 and 2003, respectively.

Interest and Other Income

Interest and other income consists of earnings on cash and cash equivalents and short term investments net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income was $994,000 and $673,000 for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, interest and other income was $2.0 million and $1.7 million, respectively. The increases of $0.3 million during the three month and nine month periods ended March 31, 2001 were due primarily to interest income of $0.3 million and $0.6 million, respectively, generated on higher cash and cash equivalents and short term investments on hand. This was a result of the equity financing completed in November 2000 which generated $50.9 million net of expenses and brokers commissions. The increase was offset by foreign exchange losses of $39,000 and $269,000 for the three month and nine month periods ended March 31, 2001, respectively. The other components of interest and other income were not material for the periods presented.

Income Taxes

The provision for income taxes was $56,000 and $139,000 for the quarters ended March 31, 2001 and 2000, respectively. For the nine months ended March 31, 2001 and 2000, respectively, the provision for income taxes was $159,000 and $340,000. These income tax amounts were attributable to our operations in the United States, the United Kingdom and France and which were offset by $309,000 related to Canadian research and development tax incentives received.

QUARTERLY RESULTS OF OPERATIONS

The following table presents our unaudited quarterly results of operations both in absolute dollars and on percentage of revenue basis for each of our last eight quarters. This data has been derived from the unaudited condensed consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, included all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our annual audited consolidated financial statements.


                                                                           Three months ended
                               -----------------------------------------------------------------------------------------------------
                                Mar. 31,     Dec. 31,      Sep. 30,     June 30,     Mar. 31,     Dec. 31,    Sep. 30,      June 30,
                                  2001        2000           2000         2000         2000         1999        1999          1999
                               --------      --------      --------     --------     --------     --------    --------      --------
Revenues:
   Licenses                    $16,368       $16,346       $13,768      $13,136      $10,125      $ 8,026     $ 6,097       $ 6,214
   Services and maintenance     10,026         9,385         7,290        5,049        4,412        3,516       2,578         2,109
                               --------      --------      --------     --------     --------     --------    --------      --------
     Total revenues             26,394        25,731        21,058       18,185       14,537       11,542       8,675         8,323
                               --------      --------      --------     --------     --------     --------    --------      --------
Cost of revenues:
   Licenses                      1,009           979           866          812          635          410         284            98
   Services and maintenance      5,346         4,979         3,870        2,671        2,295        1,813       1,368         1,105
                               --------      --------      --------     --------     --------     --------    --------      --------
     Total cost of revenues      6,355         5,958         4,736        3,483        2,930        2,223       1,652         1,203
                               --------      --------      --------     --------     --------     --------    --------      --------
Gross profit                    20,039        19,773        16,322       14,702       11,607        9,319       7,023         7,120
                               --------      --------      --------     --------     --------     --------    --------      --------

Operating expenses:
   Sales and marketing          12,689        12,914        11,498       10,319        8,214        6,917       5,715         5,005
   Research and development      5,096         4,509         3,917        2,803        2,409        2,125       1,569         1,800
   General and administrative    2,787         2,100         1,776        1,318        1,197          968         707           845
   Amortization of goodwill      6,068         5,405         4,995        1,280           97           32           -             -
    In-process research and
      development and other
      charges                        -             -             -        6,979            -            -           -             -
                               --------      --------      --------     --------     --------     --------    --------      --------
     Total operating expenses   26,640        24,928        22,186       22,699       11,917       10,042       7,991         7,650
                               --------      --------      --------     --------     --------     --------    --------      --------

Loss from operations            (6,601)       (5,155)       (5,864)      (7,997)        (310)        (723)       (968)         (530)
Interest and other income
     (loss)                        994           644           343          478          673          685         357           (69)
                               --------      --------      --------     --------     --------     --------    --------      --------
Income (loss) before income     (5,607)       (4,511)       (5,521)      (7,519)         363          (38)       (611)         (599)
taxes
Income tax expense (recovery)       56           170           (67)         217          139          126          75            60
                               --------      --------      --------     --------     --------     --------    --------      --------
Net income (loss)              $(5,663)      $(4,681)      $(5,454)     $(7,736)     $   224      $  (164)    $  (686)      $  (659)
                               ========      ========      ========     ========     ========     ========    ========      ========


                                                                           Three months ended
                               -----------------------------------------------------------------------------------------------------
                                Mar. 31,     Dec. 31,      Sep. 30,     June 30,     Mar. 31,     Dec. 31,    Sep. 30,      June 30,
                                  2001        2000           2000         2000         2000         1999        1999          1999
                               --------      --------      --------     --------     --------     --------    --------      --------
Revenues:
   Licenses                        62%          64%           65%          72%          70%          70%          70%          75%
   Services and maintenance        38%          36%           35%          28%          30%          30%          30%          25%
                               --------      --------      --------     --------     --------     --------    --------      --------
     Total revenues               100%         100%          100%         100%         100%         100%         100%         100%
                               --------      --------      --------     --------     --------     --------    --------      --------
Cost of revenues:
   Licenses                         4%           4%            4%           4%           4%           3%           3%           1%
   Services and maintenance        20%          19%           18%          15%          16%          16%          16%          13%
                               --------      --------      --------     --------     --------     --------    --------      --------
     Total cost of revenues        24%          23%           22%          19%          20%          19%          19%          14%
                               --------      --------      --------     --------     --------     --------    --------      --------
Gross profit                       76%          77%           78%          81%          80%          81%          81%          86%
                               --------      --------      --------     --------     --------     --------    --------      --------

Operating expenses:
   Sales and marketing             48%          50%           55%          57%          56%          60%          66%          60%
   Research and development        19%          18%           19%          15%          17%          19%          18%          22%
   General and                     11%           8%            8%           7%           8%           8%           8%          10%
     administrative
   Amortization of goodwill        23%          21%           24%           7%           1%           -            -            -
  In-process research and
     development and other
     charges                        -            -             -           39%           -            -            -            -
                               --------      --------      --------     --------     --------     --------    --------      --------
     Total operating expenses     101%          97%          106%         125%          82%          87%          92%          92%
                               --------      --------      --------     --------     --------     --------    --------      --------

Loss  from operations             (25)%        (20)%         (28)%        (44)%         (2)%         (6)%        (11)%         (6)%
Interest and other income (loss)    4%           3%            2%           3%           5%           6%           4%          (1%)
                               --------      --------      --------     --------     --------     --------    --------      --------
Income (loss) before income       (21)%        (17)%         (26)%        (41)%          3%           -           (7)%         (7)%
taxes
Income taxes                        -            1%            -            1%           1%           1%           1%           1%
                               --------      --------      --------     --------     --------     --------    --------      --------
Net income (loss)                 (21)%        (18)%         (26)%        (42)%          2%          (1)%         (8)%         (8)%
                               ========      ========      ========     ========     ========     ========    ========      ========


We have typically experienced an increase in revenues during our fourth fiscal quarter ended June 30, which we believe is primarily related to sales compensation policies and annual objectives. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European license revenues in the quarter ended September 30.

We incurred operating losses as we increased the level of investment in all facets of our business. Our quarterly operating results have fluctuated significantly in the past, and will continue to fluctuate in the future, as a result of a number of factors, many of which are outside our control. As a result of our limited operating history, we cannot forecast operating expenses based on historical results. Accordingly, we base our anticipated level of expense in part on future revenue projections. Most of our expenses are fixed and in the short term we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly revenues accurately is limited given our limited operating history, length of the sales cycle of our solutions and other uncertainties in our business. If revenues in a particular quarter do not meet projections, our net loss in a given quarter would be greater than expected. As a result, we believe that our quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had $15.1 million in cash and cash equivalents, $61.1 million in short term investments and $70.2 million in working capital. During the quarter ended December 31, 2000, we successfully concluded an equity financing in Canada, generating $50.9 million, net of expenses and brokers' commissions.

Our cash and cash equivalents and short-term investments increased to $76.2 million as of March 31, 2001 from $35.5 million as of June 30, 2000. Our working capital increased to $70.2 million at March 31, 2001 from $28.3 million at June 30, 2000. The increase is partly attributable to the equity financing completed November 28, 2000, which generated $50.9 million, net of expenses and broker commissions, offset by acquisitions and working capital requirements.

Net cash used in operating activities for the nine months ended March 31, 2001 was $1.1 million compared to net cash generated of $469,000 in the same period in 2000.

Net cash used in investing activities was $43.5 million and $48.3 million for the nine months ended March 31, 2001 and 2000, respectively. During the nine months ended March 31, 2001 and 2000, we used $30.3 million and $42.9 million, respectively, for the purchase of short-term investments. Capital expenditures totalled $5.5 million and $3.8 for the nine months ended March 31, 2001 and 2000, respectively. These capital expenditures related primarily to the acquisition of computer software and equipment as well as furniture and fixtures as a result of our growing employee base. During the nine months ended March 31, 2001, we used $5.3 million (net of cash acquired) on acquisitions including:
Ionysys, Project One and Software Spectrum.

Cash provided by financing activities was $54.9 million and $44.3 million for the nine months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities resulted from the issuance of common shares.

Our principal source of liquidity at March 31, 2001 was our cash, cash equivalents and short term investments of $76.2 million. We also have credit facilities with a Canadian chartered bank, which include an operating facility of US$10.0 million bearing interest at the bank's prime rate and a term loan facility of US$5.0 million bearing interest at the bank's prime rate, to be used for various capital expenditures. The credit facilities are secured by all of our assets, including our equipment and accounts receivable and the shares of our subsidiaries. At March 31, 2001, no amounts were outstanding under the operating facility or the term loan facility.

We believe that the total amount of cash and cash equivalents and short term investments, along with the credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes at least for the next twelve months. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued further guidance with respect to adoption of specific issues addressed by SAB 101. Management does not believe the adoption of SAB 101 will have a material effect on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2001, the notional value of our foreign currency forward contracts totalled the equivalent of U.S. $4.5 million. All foreign currency forward contracts are carried at fair value and all had maturity dates within 3 months with a weighted average exchange rate of 1.5452 Canadian dollars for each U.S. dollar.

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

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short term nature of the investments. Based on a sensitivity analysis performed on our balances as of March 31, 2001, the fair value of our short term investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to pending claims and litigation. Management, after review and consultation with legal counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon the consolidated financial condition of the Company.

We are currently in arbitration with one of our business partners, following a breach of contract claim against us. We believe the claim is without merit and we have made a counter claim. While the results of arbitration and claims cannot be predicted with certainty, we believe that the final outcome of this matter will not have a material adverse effect on our business, financial condition, results of operations or cash flows.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.


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

None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to directors, officers or general partners of Pivotal or their associates, persons owning 10% or more of any class of securities or affiliates of Pivotal.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


   Exhibit
   Number           Descrition
   ------           ----------
    2.1(1)          Share Purchase  Agreement by and between  Pivotal and Pierre
                    Marcel,  Marc Bahda,  Bernard Wach and Other Shareholders of
                    Transitif S.A., dated December 3, 1999

    2.2(2) Stock Purchase Agreement among Pivotal and Industrial & Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz Concerning all of the Shares of Exactium Ltd. dated April 11, 2000

    2.3(3) Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all of the Shares of Simba Technologies Inc. dated May 29, 2000

    3.2(4)          Memorandum and Articles

    4.1(4)          Specimen of common share certificate

    4.2(4)          Registration Rights (included in Exhibit 10.15)

    4.3(2) Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)

    4.4(3) Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)

   10.1(4) Amended and Restated Incentive Stock Option Plan dated as of January 28, 1999

   10.2(4) Form of Amended and Restated Incentive Stock Option Plan effective as of August 10, 1999

   10.3(4)          Employee Share Purchase Plan

   10.4(4)          Lease dated as of July 18, 1997 between  Sodican (B.C.) Inc.
                    and Pivotal for premises located in North Vancouver, B.C.

   10.5(4)          Lease dated as of May 26, 1998 between Novo  Esplanade  Ltd.
                    and Pivotal for premises located in North Vancouver, B.C.

   Exhibit
   Number           Descrition
   ------           ----------
   10.6(4)          Lease(1)  dated as of December 14, 1998  between  B.C.  Rail
                    Ltd. and Pivotal for premises located in North Vancouver, B.C.

   10.7(4) Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

   10.8(4) Lease dated as of December 11, 1998 between Yarrow Bay Office III Limited Partnership and Pivotal with respect to premises located in Kirkland, Washington

   10.9(4)          Lease dated as of March 12, 1999 between  Erachange  Limited
                    and  Pivotal  for  premises   located  in  Hemel  Hempstead,
                    Hertfordshire, England

   10.10(4)         Lease  dated  as of April  19,  1999  between  Massachusetts
                    Mutual Life Insurance Company and Pivotal for premises located in Des Plaines, Illinois

   #10.11(4)        Letter agreement dated November 21, 1997 between Pivotal and
                    Robert A.  Runge  granting  an option  to  purchase  250,000 common shares

   10.13(4) Class F Preferred Share Subscription and Purchase Agreement dated January 15, 1999, with respect to Class F Preferred Shares

   10.14(4)         Shareholders' Agreement dated January 15, 1999

   10.15(4)         Investors' Rights Agreement dated January 15, 1999

   10.16(4) Form of Share Purchase Agreement with respect to the issuance of Class B common shares

   10.17(4) Form of Share Purchase Agreement with respect to the issuance of common shares in exchange for Class B common shares

   10.18(4)         Form of Lock-up Agreement

   10.19(4) Canadian Imperial Bank of Commerce $2,000,000 Committed Installment Loan dated March 18, 1998

   10.20(4) Canadian Imperial Bank of Commerce $3,000,000 Operating Line of Credit dated March 18, 1998

   10.21(4) Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

   10.22(4) Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

   10.23(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

   10.24(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

   10.25(4) Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

   10.26(5) Assignment agreement dated July 12, 2000 between Pivotal and Meta Creations International Limited for premises located in Dublin, Republic of Ireland; Sub-Lease dated September 22, 1999 between The H.W. Wilson Company Inc. and Meta Creations International Limited for premises located in Dublin, Republic of Ireland

   10.27(5)         Lease  dated  April  14,   2000  among   Deramore   Holdings
                    Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland

   Exhibit
   Number           Descrition
   ------           ----------
   10.28(5)         Lease dated  December  4, 1997 by and  between  EOP-Lakeside
                    Office, L.L.C. and Exactium, Inc.

  #10.29(5)         Employment  Agreement between Vince Mifsud and Pivotal dated
                    November 10, 1998

   10.30(6)         Exactium Ltd. 1999 Stock Option Plan

   10.31(7)         Simba Technologies Incentive Stock Option Plan, as amended

   99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forwarding-Looking Statements.
---------------------------------
#    Indicates management contract.
(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporation by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).


(b)  Reports on Form 8-K

     On February 20, 2001, we filed a Form 8-K reporting the financial statements for the six months ended December 31, 2000 of Pivotal.

     On March 2, 2001, we filed a Form 8-K reporting our presentation at the CIBC World Markets 2001 Institutional Investor Conference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2001

                                      PIVOTAL CORPORATION


                                      /s/ Norman B. Francis
                                      -----------------------------------------
                                      Norman B. Francis
                                      President, Chief Executive Officer
                                      and Director


                                      /s/ Vincent D. Mifsud
                                      -----------------------------------------
                                      Vincent D. Mifsud
                                      Chief Operating Officer, Chief Financial
                                      Officer and Executive Vice President

                                 EXHIBIT INDEX
                                 -------------
   Exhibit
   Number           Descrition
   ------           ----------
    2.1(1)          Share Purchase  Agreement by and between  Pivotal and Pierre
                    Marcel,  Marc Bahda,  Bernard Wach and Other Shareholders of
                    Transitif S.A., dated December 3, 1999

    2.2(2) Stock Purchase Agreement among Pivotal and Industrial & Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz Concerning all of the Shares of Exactium Ltd. dated April 11, 2000

    2.3(3) Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all of the Shares of Simba Technologies Inc. dated May 29, 2000

    3.2(4)          Memorandum and Articles

    4.1(4)          Specimen of common share certificate

    4.2(4)          Registration Rights (included in Exhibit 10.15)

    4.3(2) Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)

    4.4(3) Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)

   10.1(4) Amended and Restated Incentive Stock Option Plan dated as of January 28, 1999

   10.2(4) Form of Amended and Restated Incentive Stock Option Plan effective as of August 10, 1999

   10.3(4)          Employee Share Purchase Plan

   10.4(4)          Lease dated as of July 18, 1997 between  Sodican (B.C.) Inc.
                    and Pivotal for premises located in North Vancouver, B.C.

   10.5(4)          Lease dated as of May 26, 1998 between Novo  Esplanade  Ltd.
                    and Pivotal for premises located in North Vancouver, B.C.

   10.6(4) Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.

   10.7(4) Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

   10.8(4) Lease dated as of December 11, 1998 between Yarrow Bay Office III Limited Partnership and Pivotal with respect to premises located in Kirkland, Washington

   10.9(4)          Lease dated as of March 12, 1999 between  Erachange  Limited
                    and  Pivotal  for  premises   located  in  Hemel  Hempstead,
                    Hertfordshire, England

   10.10(4)         Lease  dated  as of April  19,  1999  between  Massachusetts
                    Mutual Life Insurance Company and Pivotal for premises located in Des Plaines, Illinois

   Exhibit
   Number           Descrition
   ------           ----------
   #10.11(4)        Letter agreement dated November 21, 1997 between Pivotal and
                    Robert A. Runge granting an option to purchase250,000 common shares

    10.13(4) Class F Preferred Share Subscription and Purchase Agreement dated January 15, 1999, with respect to Class F Preferred Shares

   10.14(4)         Shareholders' Agreement dated January 15, 1999

   10.15(4)         Investors' Rights Agreement dated January 15, 1999

   10.16(4) Form of Share Purchase Agreement with respect to the issuance of Class B common shares

   10.17(4) Form of Share Purchase Agreement with respect to the issuance of common shares in exchange for Class B common shares

   10.18(4)         Form of Lock-up Agreement

   10.19(4) Canadian Imperial Bank of Commerce $2,000,000 Committed Installment Loan dated March 18, 1998

   10.20(4) Canadian Imperial Bank of Commerce $3,000,000 Operating Line of Credit dated March 18, 1998

   10.21(4) Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

   10.22(4) Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

   10.23(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

   10.24(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

   10.25(4) Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

   10.26(5) Assignment agreement dated July 12, 2000 between Pivotal and Meta Creations International Limited for premises located in Dublin, Republic of Ireland; Sub-Lease dated September 22, 1999 between The H.W. Wilson Company Inc. and Meta Creations International Limited for premises located in Dublin, Republic of Ireland

   10.27(5)         Lease  dated  April  14,   2000  among   Deramore   Holdings
                    Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland

   10.28(5) Lease dated December 4, 1997 by and between EOP-Lakeside Office, L.L.C. and Exactium, Inc.

  #10.29(5)         Employment  Agreement between Vince Mifsud and Pivotal dated
                    November 10, 1998

   10.30(6)         Exactium Ltd. 1999 Stock Option Plan

   10.31(7)         Simba Technologies Incentive Stock Option Plan, as amended

   Exhibit
   Number           Descrition
   ------           ----------
   99.1             Private Securities Litigation Reform Act of 1995 Safe Harbor
                    Compliance Statement for Forwarding-Looking Statements.

---------------------------------
#    Indicates management contract.
(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporation by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).