Form 10-K
period 2001-06-30
PIVOTAL CORP
filed 2001-09-28
CIK 1086329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001
                                           -------------
                                       OR

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


                             300-224 West Esplanade
                        North Vancouver, British Columbia
                                     Canada
                                     V7M 3M6
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K: [ ]

The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing sale price of the common shares on September 4, 2001 as reported on the Nasdaq National Market was approximately U.S.$5.44. Common shares held by each current executive officer and director and by each person who is known by the Registrant to own 5% or more of the outstanding common shares have been excluded from this computation in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not a conclusive determination for other purposes.

AS OF SEPTEMBER 1, 2001, 23,996,235 COMMON SHARES OF THE REGISTRANT WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.

                                TABLE OF CONTENTS

      PART I                                                                                   1

      ITEM 1.    BUSINESS...................................................................   1

      ITEM 2.    PROPERTIES.................................................................   30

      ITEM 3.    LEGAL PROCEEDINGS..........................................................   30

      ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........................    30

      PART II                                                                                  30

      ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......   31

      ITEM 6.    SELECTED FINANCIAL DATA....................................................   36

      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.................................................................   38

      ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   53

      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE.................................................................   80

      PART III                                                                                 80

      ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT...................................   80

      ITEM 11.   EXECUTIVE COMPENSATION.....................................................   82

      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............   86

      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................   87

      PART IV                                                                                  87

      ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............   87

FORWARD-LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading "Important factors that may affect our business, our results of operations and our stock price" in Item 1 and in Item 7 to this report, which is hereby incorporated by reference in this report.

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


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Pivotal Corporation, incorporated in 1990 in British Columbia, Canada, enables large and medium-sized businesses worldwide to acquire, serve and manage their customers by providing customer relationship management and electronic business solutions. Customer relationship management and electronic business solutions automate and manage marketing, selling and servicing processes over the Internet. We refer to our solutions as the Pivotal Customer Relationship Management and eBusiness solution suite. The Customer Relationship Management and eBusiness solution suite is designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenues.

On December 5, 2000, we announced a joint-three year initiative with Microsoft to develop, market and sell the Customer Relationship Management and eBusiness solution suite to large enterprises which will result in incremental expenditures by Microsoft and us towards this initiative over this period. We have completed the first phase of our business development initiative with Microsoft by implementing a training program to educate Microsoft sales professionals about our solutions and engaged Microsoft in co-marketing and co-selling initiatives. In addition, we were featured as the premier Customer Relationship Management partner in the Microsoft Business Advantage tour in March and April 2001.

On August 14, 2001, we announced the worldwide availability of the Pivotal ePower Lifecycle Engine - Oracle Edition. In the past, we have focused solely on Microsoft database platforms. With this new development, our solution can now be implemented using Microsoft and/or Oracle based platforms and technologies. We believe this will open up a new set of business opportunities to us as we will now have access to businesses using an Oracle platform. With our new Oracle-based solution, we will seek to broaden our market by directly targeting Oracle-based companies and by expanding our relationships with third party distributors and systems integrators that have Oracle-based practices.

Our solutions are sold in 35 countries and are available in English, French, German and Spanish from Pivotal directly and Portuguese, Swedish, Japanese, Chinese and Hebrew from members of our Pivotal Alliance. Our worldwide customer base includes more than 1,300 organizations in traditional, commercial, public market sectors and in the new digital economy and includes companies such as ABN AMRO Securities LLC, American Medical Security Group Inc., Atlas Copco Airpower N.V., Belgacom France, Bombardier Aerospace, CIBC World Markets, Commonfund, Compuware Corporation Japan, Deloitte & Touche, Emerson Electric, Ericsson, Farm Credit Services of America, FLAG Telecom, Grantham, Mayo, Van Otterloo & Company L.L.C., Haldex Services Corporation, Heller Financial, Hitachi Telecom (USA) Inc., Intrawest Corporation, Kikkoman Corporation, KPMG, Miller Heiman, Inc., National Air Traffic Services, London, National City Bank of Minneapolis, NEC, Nissan Motor (Denmark), Novozymes North America, Inc., Panasonic SA, Principal Financial Group, Qiagen, RBC Dain Rauscher Wessels, Southern Company, Toshiba Information Systems Corporation, USFilter, and 1201 Financial & Insurance Services, Inc. We market and sell our solutions through a direct sales force as well as through third-party solution providers.

Our common shares are listed on NASDAQ under the symbol "PVTL" and on the Toronto Stock Exchange under the symbol "PVT". Our head office is located at 300
- 224 West Esplanade, North Vancouver, British Columbia, Canada V7M 3M6, and our telephone number is (604) 988-9982. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

Pivotal Corporation was incorporated in British Columbia in 1990 under the name Pen Magic Software Corporation, and changed its name to Pen Magic Software Inc. in 1991, to Pivotal Software Inc. in 1995 and to Pivotal Corporation in 1999. The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, and all of Pivotal Corporation's wholly owned subsidiaries including Pivotal Corporation, incorporated in Washington State, Pivotal Corporation Limited, incorporated in the United Kingdom, Pivotal Corporation France S.A., incorporated in France, Exactium Ltd., incorporated in Israel, Exactium, Inc., incorporated in Delaware State, Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland, Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland, Pivotal GmbH, incorporated in Germany, Digital Conversations Inc., incorporated in British Columbia, Pivotal Corporation Australia Pty. Ltd., incorporated in Australia, Project One Business Technologies Inc., incorporated in British Columbia, Nihon Pivotal K.K., incorporated in Japan and Inform, Inc., incorporated in Ontario, collectively.

Pivotal Relationship, Pivotal eRelationship, Pivotal eRelationship 2000, Pivotal eRelationship 2000 IntraHub, Pivotal eRelationship 2000 CustomerHub, Pivotal eRelationship 2000 PartnerHub, Pivotal ePower, Pivotal ePower 2000, Pivotal eSelling 2000, PivotalHost, Pivotal Anywhere, Pivotal ePower Intelligence Engine, Pivotal Sales & Marketing Intelligence, Pivotal ePower Interaction Engine, PivotalLink for Customer Interaction Center, Pivotal SyncStream, Pivotal Demand Chain Management, Pivotal Digital Intelligence, Pivotal Instant Action, Pivotal Commerce, Pivotal PartnerHub, Pivotal CustomerHub, Pivotal eSelling,
Pivotal Service, Pivotal Marketing, Pivotal ePower Lifecycle Engine - Oracle Edition and Miller Heiman for eRelationship Sales are trademarks and/or registered trademarks of Pivotal Corporation. All other company names, product names, marks, logos, and symbols referenced are the trademarks and/or registered trademarks of their respective owners.

INDUSTRY BACKGROUND
In the mid-1980's businesses began to implement contact management software to track prospects, customers and customer data. Since then, departmental software solutions have been developed to track data related to servicing customers on the demand side of the business. Some examples of departmental software solutions are sales force automation software which provides prospect and customer data to sales staff; customer service software which provides customer service request and history to customer service representatives; and marketing automation software to provide campaign and prospect and customer data to marketing staff to generate more demand for products and services. In the 1990s cross-departmental Customer Relationship Management systems began to emerge that brought departmental data assets together into centralized customer and prospect data repositories while allowing these demand side departments to input their own specific information, providing the company with a unified view of the customer and prospect. Today Customer Relationship Management has become a business strategy that seeks to optimize profitability, revenue and customer satisfaction by organizing around customer segments, fostering customer satisfying behaviors and implementing customer-centric processes. On July 16, 2001, Giga Information Group IdeaByte published "IT Trends: Midyear CRM Update" which states "...more than 50 percent of companies today both in the United States and Europe are embarking on enterprise CRM initiatives. And in the face of the economic downturn customer relationship management (CRM) interest is not wavering, but instead there is new emphasis on clear goals and quick, measurable results from CRM investments."

With the appearance of the Internet in the 1990s as a ubiquitous communication network, companies began to provide support over the Internet for field and remote staff who needed access to departmental data assets. As other communication channels have continued to evolve, such as fax, email and wireless communications, businesses have looked for Customer Relationship Management systems that can provide an integrated "real-time" view of customer information across all these communication channels. In addition, they have recognized that the Internet is more than just a network for allowing their own remote staff to access centralized data repositories; the Internet provides a backbone for businesses to change the way they interact with business partners and customers.

We believe that the Internet and other communication technologies such as wireless technologies have created a fundamental change in the way many companies conduct business. Today, the Internet goes beyond simple communication. It provides a means for prospects and customers to interact with businesses, and businesses to interact with all their stakeholders, including employees, customers, partners and suppliers in "real-time" across global and corporate boundaries. As a result, there has been a demand for enterprise-wide software solutions that support stakeholders' need to communicate and collaborate with businesses across departments and communication channels.

Today's demand side and enterprise-wide eBusiness solutions support this business need. These software solutions automate and manage the people and processes related to customer management in order to increase revenues and decrease costs. This enterprise-wide solution ties into companies' supply chain management solutions and enterprise resource planning applications to increase productivity, decrease costs, and increase revenues.

In March 2001, the Gartner Group published a review of the market performance of Customer Relationship Management software, finding "tremendous growth during the past three years." New license revenue for Customer Relationship Management vendors reached $3.7 billion in 2000. Growth ranging from 57 percent to 76 percent in each of the past three years has continued to confirm the acceptance and priority of customer relationship management investments by the enterprise. According to a July 2001 report of the high-tech market research firm Cahners In-Stat Group, Customer Relationship Management software application revenue is expected to increase to more than US$30 billion over the period of 2001 to 2005, with much of that growth coming in Europe and Asia. Gartner also points to the highest levels of growth in the Asia/Pacific region, where new license revenue for Customer Relationship Management software achieved 153 percent growth in 2000.

The Impact of Changing Technologies

Developments in technology have dramatically affected the marketplace for Customer Relationship Management solutions. These developments include:

     - The Internet. With the emergence of the Internet as a dominant platform for global interactive communication, coordination and commerce, businesses are seeking better ways to use the Internet as a platform to conduct their business. As a result, businesses are investing in technologies that support and exploit the capabilities of the Internet. Emerging new technology standards based on XML and Internet services are being embraced by enterprises seeking to integrate internal systems and provide collaboration with partners and suppliers in a drive to reduce costs, increase revenues, increase market intelligence and improve customer satisfaction. Increasingly, these new technologies are also supplanting non-Internet native architectures, such as client server computing.

     - Widespread Adoption of Microsoft Technologies. Microsoft Windows NT, Microsoft Windows 2000 and Microsoft .NET platforms offer businesses the opportunity to develop, deploy and maintain information technology systems with increased flexibility on a cost-effective basis. These platforms are also widely used and well understood by technical personnel. With the recent addition of Microsoft Commerce Server 2000, Share Point Server 2001 and BizTalk Server, Microsoft is delivering a rich and cost-effective application development platform to support the requirement for integration, application customization and flexibility, and document exchange.

     - Growth of Wireless Computing. The proliferation of wireless computing devices, such as palm computers, Internet-enabled cell phones and improved remote computing has empowered the mobile professional. Electronic solutions enable users to access information from any location using their preferred wireless computing device.

     - Availability of Intelligence Systems. Intelligence systems include customer profiling technologies that enable software to respond to or anticipate user needs with less input from the user and more analysis of profiles or actual website visitor behavior. These include guided selling technologies to help users make purchases on the Internet, even for very complex products and services. With these customer-profiling technologies, the customer's buying experience is personalized and targeted to fulfill its specific needs.

THE OPPORTUNITY

The customers we serve are typically mid-size companies, divisions of large businesses and large businesses. Many of these businesses are responding to pressures to implement cross-departmental or enterprise-wide business models that put the customer at the center of their business in order to increase revenues, decrease costs, and increase productivity. Many of these businesses require close integration and collaboration between the organization and their customers and partners, not only to deliver the high levels of customer service but also to use the strengths of their partner networks at reduced cost to themselves. Until recently, most electronic business applications designed on the Microsoft platform were designed primarily to address the needs of the smaller enterprise, were often considered too unstable, were not appropriately scalable for large enterprises and were considered not designed for the Internet. Today, Microsoft Windows NT, Microsoft Windows 2000, Microsoft BackOffice platforms and Microsoft .NET servers are considered highly scalable, enterprise class solutions.

The recent development of our solutions for use on the Oracle 8i database has allowed us to target larger customers and to access an increased market opportunity by accessing Oracle database customers. Oracle databases are typically deployed at larger customer sites than the Microsoft SQL Server database.

We believe that a significant market opportunity exists for an enterprise-wide customer relationship management and electronic business solution that can be easily customized, quickly integrated with current systems and business processes and rapidly deployed. Many businesses have adopted the Internet, Oracle, Microsoft Windows NT, Microsoft Windows 2000, Microsoft BackOffice, and Microsoft .NET server platforms. As a result, a new opportunity also has emerged for an enterprise-wide customer relationship management and electronic business solution and departmental or business unit applications optimized for these platforms and to meet the requirement for maximum flexibility. Such a solution must incorporate many of the benefits enabling businesses to take control of the demand side of their business in response to pressure from prospects and customers to deliver powerful and productive customer experiences. We believe that such a solution must:

     - support the need for a modular or phased application deployment and be usable by a business without significant customization, to enable rapid deployment at low total cost of ownership;

     - support Internet-based collaboration and the sharing of information with customers and partners;

     - support integration and collaboration among sales, marketing and customer service employees;

     - support integration between other internal business systems such as supply chain, enterprise resource planning and finance systems through an XML-based computing platform;

     - have the ability to support multiple enterprise database platforms, such as Oracle and Microsoft;

     -    support mobile professionals and their wireless computing devices;

     -    provide tools for easy implementation to meet specific needs;

     -    be easy to use by all  end-users  without  extensive  training;  and

     - support the emerging needs of high-growth industry segments such as manufacturing, finance and health care.

PIVOTAL SOLUTIONS

We are a leading provider of customer relationship management and electronic business solutions. These solutions include applications for sales force automation, marketing automation, service automation, call center management, partner relationship management and electronic commerce. These solutions enable companies to increase revenues and decrease costs by increasing efficiency within the sales, marketing and service activities that ultimately impact customer acquisition and retention. To achieve this, our solutions connect employees, partners and customers into one unified business network. Our electronic business solutions include award-winning, Internet-based applications supported by an array of professional services and our global Pivotal Alliance network of third-party distributors. Our solutions are designed and optimized for the Internet, Microsoft and Oracle platforms. In July 2000, Pivotal was named the North American Packaged Application of the Year by Microsoft. In December 2000, we won the Microsoft Industry Solution Award for - "Best Integrated Customer Relationship Management/eBusiness Solution".

We believe our solutions deliver the following benefits:

     - Enables Businesses to Improve Productivity by Increasing Revenues and Decreasing Costs. Our solutions unify sales, marketing and customer service employees and partners around customer processes and interactions. By maintaining all customer information in a shared database, our solutions make it easy for different users to maximize their contribution to customer relationship management by better capturing customer profiles and building one-to-one customer relationships. We believe this improvement in customer focus enables businesses to increase revenues through better customer loyalty and retention. Our customers also realize decreased costs by streamlining processes and interactions between employees, partners and customers, through more effective and more targeted marketing, sales and service campaigns, the reduction of inefficient communications and the increased effectiveness of targeted communications efforts.

     - Improves the Collaboration and Interaction Between Businesses and Their Customers. Using Pivotal solutions, businesses can transform their static website into a collaborative tool used to increase their customer base, and to service and sell to customers. Prospective customers can obtain information regarding businesses' products and services over the Internet. Customers can place orders and retrieve information on products and services over the Internet and directly interact online with sales, marketing and customer service departments. This direct interaction can result in improved customer service and generation of leads, as well as lower customer service costs.

     - Improves the Collaboration and Interaction Between Businesses and Their Partners. Pivotal solutions enables businesses to improve their efficiency and selling processes by facilitating interaction and collaboration with their partners over the Internet. Our application maintains a shared database consisting of customer's information related to products, services, customer contacts and sales opportunities. By enabling their partners to access and update the shared database, our solutions simplify the sharing of information between businesses and their partners so they can jointly service their customers' needs and concerns.

     - Enables Rapid Implementation and Simple Customization. Businesses can use our solutions without significant customization which expedites the implementation process. If they desire, businesses can customize our solutions to reflect their own internal processes easily using the industry standard business programming language Microsoft Visual Basic. In addition, businesses can choose one of our solutions for a particular industry - solutions already optimized and configured for such industries as financial services, healthcare and manufacturing. These industry solutions allow businesses to immediately gain benefit from our solutions as we have already done the industry-specific customizations.

     -    Yields  a  Low  Total  Cost  of   Ownership.   Our  solutions  can  be
          cost-effectively deployed and customized and thus require few resources for ongoing support, system maintenance and end-user training. Our solutions are also relatively easy for end-users to learn, which results in lower ongoing training costs. In addition, our software applications permit modifications and upgrades to be transmitted to all users, including mobile users, thereby reducing the cost of modifying the solutions.

     - Scales With the Growing Needs of Pivotal's Customers. Many of our customers require that our solutions support their growing number of employees, online customers and partners. Our solutions' structure enables our customers to expand our solutions as their businesses grow by adding servers in a number of locations. This capability improves performance and enables our solutions to support larger numbers of concurrent users.

     - Increases the Efficiency of Mobile Professionals. Mobile professionals can access our solutions remotely across local-area networks, wide-area networks or over the Internet by using a number of portable computing devices including laptops, palm computers and Internet-enabled cell phones. Mobile professionals also can work unconnected to a network and transmit and receive information to automatically update their own files and the shared corporate database. These capabilities increase the efficiency of mobile professionals.

BUSINESS STRATEGY

Our goal is to become a leading global provider of electronic business solutions which combine Customer Relationship Management, electronic commerce and wireless technologies. The key elements of our growth strategy are as follows:

     - Extend Application and Solution Scope. We intend to continue the development of our applications to add new functions, with a particular emphasis on Internet-based selling, marketing and customer services. We also intend to continue to develop industry solutions for specific industries that will further simplify the deployment and use of applications. In addition, we plan to offer new versions of our applications that support a wider variety of international customers and their respective business practices and languages.

     - Deepen Collaboration and Interaction with Members of the Pivotal Alliance. We plan to continue broadening our network of strategic relationships, including our Pivotal Alliance network. The Pivotal Alliance network includes over 50 independent companies that distribute our products, install the software purchased by our customers and provide other software or related services to address specific customer needs. This network has allowed us to focus on our core competencies while taking advantage of the strengths of Pivotal Alliance members who may have specific industry expertise or better regional presence, which enables them to better address the needs of our customers and provide them with a complete electronic business solution. New strategic relationships for the coming year include Cap Gemini Ernst and Young, and Intel. Additionally, we have significantly expanded our relations with Microsoft.

     - Deepen Collaboration and Interaction Between Pivotal and Our Customers. We will continue to focus on providing customer solutions that help our customers achieve business success. In particular, we plan to maintain a customer-focused culture by inviting repeat business from existing customers as we make new features available, and to gain new customers as our existing customers become independent references for our solutions. We believe that the benefits of our solutions have helped us to develop a loyal base of customers. We intend to continue to focus significant resources on customer success programs, including a systematic customer surveying process, to improve our customer-driven product development initiatives and ultimately improve our solutions.

     - Extend Relationships with Application Service Providers to Deliver Our Solutions on a Usage Fee Basis. We will continue to expand our relationships with application service providers to provide an alternative licensing arrangement through these third party application service providers that enables customers to pay a usage fee to access our software on servers operated by the application service providers. This enables businesses to outsource their electronic business solutions and related information technology infrastructure through an alternative pricing model, such as a monthly fee.

     - Continue Expansion of Our Worldwide Distribution Capacity. We currently have a distribution strategy that includes direct sales personnel and resellers which enables us to target a wide variety of customers in different industries and geographical regions. We plan to continue to invest in our worldwide distribution capacity to increase market share and penetration. This investment will include expanding our direct sales force, continuing to expand relationships with existing and new resellers and entering into bundling arrangements with technology providers to provide complimentary niche products to our customers.

     - Expand Industry Solution Program. We will continue to develop solutions in response to industry need. Today's core industry solutions include solutions for the following industries: financial services, healthcare, manufacturing, technology, and electronic market places.


PRODUCTS AND PROFESSIONAL SERVICES

Our solution consists of six suites that help companies control the sales, marketing, and service processes core to their business. These suites are:
Pivotal Sales, Pivotal Marketing, Pivotal Service, Pivotal Collaboration Hubs, Pivotal Commerce, and Pivotal eBusiness Platform. In addition, we market industry specific solutions.

These  solution  suites are  comprised of our core  products  including  Pivotal
eRelationship, Pivotal CustomerHub, Pivotal PartnerHub, Pivotal eSelling, Pivotal ePower, Pivotal Intelligence Suite, Pivotal Interaction Center, Pivotal Anywhere, Pivotal Instant Action, Pivotal Toolkit and PivotalHost. These core products and other leading technology options provide an integrated, collaborative network that helps to manage information, transactions, and interactions for every stakeholder in the customer lifecycle.


PIVOTAL SOLUTIONS

Our six solutions are comprised of a variety of core products. For detailed information on the products which are bundled together into the six solutions, see the "Core Products" section ahead.

Pivotal Sales

Pivotal Sales empowers sales professionals to create a meaningful and relevant buying experience by focusing on one-to-one relationships with the customer. Pivotal Sales expedites sales processes with "best practice" sales methodologies, and identifies cross-selling and up-selling opportunities for mobile sales professionals regardless of their location or the time of day. Pivotal Sales supports sales strategy with integrated forecasting and analysis through all sales channels.

The Pivotal Sales solution supports the electronic management of the following capabilities:
     o Quote and Proposal Management
     o Consolidated Revenue Forecast
     o Territory Management
     o Opportunity Management
     o Team-selling Enablement
     o Best Practices Enablement
     o Multi-Channel Sales Integration
     o Real-Time Product Configuration
     o Expense Management
     o Sales Efficiency Tools
     o Prospecting Campaigns
     o Web-based  Collaborative  Services

     o Up/Cross-Selling Automation
     o Competitive & Industry Intelligence

Pivotal Marketing

Pivotal Marketing empowers a business to attract and retain more profitable customers by enabling the business to understand the value of each customer and create a differentiated customer experience with highly personalized interactions. With Pivotal Marketing, businesses maximize profitability through one-to-one marketing strategies that deliver optimal customer acquisition, retention, cross-selling and up-selling results.

The Pivotal Marketing solution supports the electronic management of the following key marketing capabilities:

     o Campaign Management
     o Lead Capturing & Tracking
     o Intelligence Repository
     o Forecasting: campaign impact, market shifts and customer perception
     o Customer Profiling
     o Event Management
     o ROI Calculation and Analysis
     o Best Practices
     o Data Mining
     o Strategic Analysis
     o Direct Mail Campaign Management
     o Collaborative Action Plans


Pivotal Service

Pivotal Service provides service professionals with the intelligence and knowledge they need to deliver precise and timely resolutions to customers in personalized interactions that help foster long-term relationships and loyalty. Pivotal Service can assist in maximizing revenue by empowering service professionals to transform customer interactions into cross-sell and up-sell transactions.

The Pivotal Service solution supports the electronic management of the following key service capabilities:

     o Integrated Communication Platform
     o Multi-channel Interactions
     o End-to-End Reporting
     o Online Issue Resolution
     o Online Request Tracking and Escalation
     o Service-to-Order Integration
     o Personalized Self-Service
     o Online Frequently Asked Questions Management
     o Interactive Voice Response Self-Service
     o Knowledge Base Management
     o Sales/Marketing Integration
     o Market-driven Product Enhancement
     o Time & Activity Management
     o Productivity & Performance Analysis

Pivotal Collaboration Hubs

Pivotal Collaboration Hubs are Internet solutions that empower customers and partners to become active participants in every marketing, sales and service activity through highly personalized self-service and commerce. Pivotal Collaboration Hubs create a collaboration and communication network for employees, customers, and partners to conduct business in a synchronized manner.

The Pivotal Collaboration Hub solution supports the electronic management of the following capabilities:

o        Partner Management

     o Joint Account Management
     o Customer Self-Service
     o Online Partner & Customer Training
     o Multi-channel Data Repository
     o Multi-Channel Lead Management & Forecasting
     o Sales Tools & Literature Fulfillment
     o Order Entry & Tracking
     o Service request management & tracking
     o Joint Marketing Management
     o Issue management & tracking
     o Partner Recruitment
     o Partner Profiling
     o Partner Performance Reporting & Analytics
     o Customer Self-Service
     o Online Customer Training
     o Order Entry and Tracking
     o Service Request Management and Tracking

Pivotal Commerce

The Pivotal Commerce solution is an integrated transaction platform for business-to-business commerce. It efficiently manages financial transactions across traditional channels and the Internet, delivering personalized transactions that are coordinated and integrated with the back office. By guiding customers across multiple channels at every phase of the customer lifecycle, Pivotal Commerce allows companies to quickly develop proposals, generate quotes, manage complex pricing configurations, and link leads and sales activity with traditional channels.

Pivotal Commerce has the following capabilities to support the requirements of sophisticated online selling:

     o Electronic Data Repository: product, pricing, sales data
     o Dynamic Proposals
     o Quotes
     o Reports & Orders
     o Browser-based Authoring Environment
     o Catalog Management
     o Configuration Management
     o Supply Chain Integration
     o Guided Product, Pricing
     o Service Configuration
     o Web-based Product and Configuration Management
     o Site Management
     o Multi-Currency & Language
     o Single Source Shipping & Tracking
     o Quote and Proposal Management
     o Multi-channel Sales Management

Pivotal eBusiness Platform

The Pivotal eBusiness platform delivers the full range of personalization, collaboration, communication, and commerce technologies that enable rapid deployment of strategic electronic business and electronic commerce initiatives. This platform includes the tools, engines, and templates required to create an integrated Information Technology infrastructure that responds to market demand and adapts to the ongoing expansion of enterprise-scale electronic business and electronic commerce systems.


Pivotal Industry Specific Solutions

We  provide  industry-focused  solutions  in  financial  services,   healthcare,
manufacturing, technology, and electronic marketplaces.

     o Our finance solution is an industry specific solution that enables financial services companies to achieve increased revenue generation and business agility by delivering quick, intelligent customer service across all communication channels including direct, electronic mail, wireless, and facsimile. It identifies customer buying trends and service preferences; builds extensive profiles that identify cross-selling and up-selling opportunities; and conducts marketing campaigns that are personal, precise, relevant and timely. It also provides security feature that financial companies require to confidently conduct business across all Internet and traditional communications channels.

     o Our healthcare solution addresses the health insurance industry's need to adopt technologies that address the needs of the organization to create administrative efficiencies in their front office activities. ManagedCare.NET is a solution suite built on the Pivotal ePower platform that provides healthcare insurance organizations a cohesive customer relationship management platform across the entire enterprise.

     o Our manufacturing solution helps organizations meet their business targets and respond to demand side pressures by helping them move complex product and service sales to the Internet to decrease selling cycles and improve customer and prospect satisfaction; changing marketing approaches with highly targeted campaigns based on extensive customer and prospect data; networking suppliers, distributors, wholesalers and other partners to improve opportunity management and inventory levels; and increasing field sales and service representatives success with real-time access to product and customer data.

     o Our technology solution helps technology companies create a comprehensive loyalty plan through consolidating and segmenting customer information based on buying trends so they can develop aggressive sales and marketing efforts. Our technology solution also enables technology companies to support their sales force with information about their most valuable customers' needs and preferences. It helps ensure successful relationships with customers and prospects by integrating new Internet sales and communication channels; supports field sales and service representative success with real-time access to product and customer data; increases marketing return on investment with highly targeted campaigns; helps to decrease sales cycles and improve satisfaction by implementing Internet service and sales; and can improve opportunity management, tighten channel forecasting and decrease inventory levels by networking suppliers, distributors and resellers online.

     o Our eMarketplace solution can turn a transactional marketplace into a collaborative electronic marketplace that increases buyer satisfaction and loyalty, improves seller participation and maximizes revenues. It enables organizations to manage the complex relationships and interactions between marketplace buyers and sellers by leveraging the power of customer relationship management, partner relationship management, interactive selling, and marketing analytics.

CORE PRODUCTS

The above Pivotal solutions are comprised of a variety of core products, as follows:

Pivotal eRelationship

Pivotal eRelationship 2000 is our award-winning Customer Relationship Management product. It is the application that delivers the capabilities for the Pivotal's Sales, Marketing and Service solutions. Pivotal eRelationship connects these three areas of a company into one unified database that is fully integrated for seamless interaction and information sharing.

Pivotal CustomerHub

Pivotal CustmerHub is one of two applications that deliver the capabilities for the Pivotal Collaboration Hub solutions. Pivotal CustomerHub improves customer satisfaction by providing a secure self service channel for customers to place orders or resolve problems twenty-four hours a day, seven days a week with highly personalized Internet, email, and phone-based interactions. Pivotal CustomerHub gives customers the ability to become active participants in every marketing, sales and service activity.

Pivotal PartnerHub

Pivotal PartnerHub is one of two applications that deliver the capabilities for the Pivotal Collaboration Hub solution. Pivotal PartnerHub empowers demand side partners to become collaborative members of your extended business team to generate sales, deliver customer value, and keep customers satisfied. Pivotal PartnerHub creates a collaborative inter-company framework to exchange knowledge, manage relationships, and synchronize transactions over marketing, sales, service, and commerce processes.

Pivotal ePower

Pivotal ePower 2000 is the core product which comprises the Pivotal eBusiness Platform. It is an XML-based technology platform that includes the tools, engines and templates required to rapidly deploy and operate Pivotal's customer relationship management and electronic business solution. This platform is optimized for use in conjunction with the Microsoft .NET platform, can be scaled to work in any size of business and is designed to allow all employees, customers and business partners the ability to access and manipulate the same information.

Pivotal eSelling

Pivotal eSelling is the core application which delivers the capabilities for the Pivotal Commerce solution. Pivotal eSelling simplifies the online buying experience for sophisticated products and services with interactive needs analysis and intelligent guided selling services. Pivotal eSelling maximizes revenue with system knowledge that guarantees the execution of each enables customers to increase their revenue through obtaining information regarding cross-sell and up-sell opportunities and instantly synchronization of online transactions across the enterprise.

ADDITIONAL APPLICATIONS
We offer a number of different applications that extend the capabilities of our solutions. These include:

Pivotal Intelligence Suite. Pivotal Intelligence Suite includes Digital Intelligence and Pivotal Business Intelligence. These add on applications provide Internet-based tools for data mining, data analysis, and marketing campaign management that help sales, marketing, and customer service professionals analyze data and extract knowledge and insight which allows for better business decisions.

         Pivotal  Digital   Intelligence.   Pivotal   Digital   Intelligence  is
         intelligence an application that tracks actual website visitor interests. As website content changes, Pivotal Digital Intelligence continues to recognize themes, creating a profile of visitor interests through a specific period. Pivotal Digital Intelligence can be used to collect the entire visitor text content stream and the data required to interpret visitor behavior.

         Pivotal Business Intelligence. Pivotal Business Intelligence in an application that combines analytical processing reporting tools, data mining, and other technologies into an integrated platform, navigated with an intuitive Internet-browser interface. It provides enhanced data analysis, greater insight and detailed reports that help evaluate present performance and establish effective plans for the future. This highly scalable solution, which is both easy to use and integrated into marketing and sales applications, allows organizations to use data mining to its full potential.

Pivotal Interaction Center. Pivotal Interaction Center routes phone calls, voice-mail, email, faxes, Internet chat, Internet callback requests, and voice-over-Internet calls. This allows organizations to replace traditional systems made up of a private branch exchange, interactive voice response unit, and automatic call distribution using a single application.

Pivotal Anywhere. Pivotal Anywhere enables mobile professionals to access our solutions remotely over the Internet by using a number of portable computing devices including palm computers and Internet-enabled cell phones.

Pivotal Instant Action Pivotal Instant Action is an alert-based task manager that is ideal for companies that depend on valuable, time-sensitive information that require input from multiple individuals. As a web-based solution, Pivotal Instant Action routes critical communications and tasks and tracks the status between individuals and user groups based on specific business rules and workflow process. Pivotal Instant Action employs Internet, wireless and traditional communication channels to accelerate response times to critical business issues. This solution allows companies to address urgent customer needs with speed and intelligence even when workforces are dispersed and mobile.

Pivotal Toolkit. Pivotal Toolkit helps businesses to easily customize, administer and adapt our products, without programming, to meet business specific needs. This option helps to reduce implementation and customization costs, ongoing administrative burden and the need for employees with advanced technical skills. Using Pivotal Toolkit's simple graphical, point-and-click user interface, businesses can modify any aspect of our products without altering source code. Pivotal Toolkit also includes visual scripting tools, called agents, which allow users to create workflow processes that do not require programming. By simply connecting arrows between objects on the screen, users can automate and model business processes, develop sales scripts and create online tutorials to guide other users through complex tasks.

PivotalHost. PivotalHost is an Internet hosting solution for our technology. PivotalHost is a solution whereby we provide customers access to our applications on a monthly subscription basis over the Internet through an application service provider. This solution includes our software and Microsoft's software, server hardware, data center, secure Internet connectively from the data center, and information technology staff to administer and support the customer's solution.

PRODUCT PRICING

We license platform products on a "per processor" basis, user licenses on a "named user" basis and/or applications and a "flat fee" basis. All our products may be licensed on a monthly subscription basis or as a one-time fee for perpetual licenses.

PRODUCT AWARDS

The following table lists some of the awards our solutions have won:

       SPONSOR                                       DATE               AWARD
       Microsoft                                     December 2000      Industry Solution Awards for 2000
                                                                        - Best Integrated Customer Relationship Management/eBusiness
                                                                        Solution
       Microsoft                                     July 2000          North American Packaged Application Partner of the Year
       Microsoft                                     February 2000      World Record for Scalability and Performance
       Microsoft                                     December 1999      Industry Solution Awards for 1999
                                                                        - Best Internet Solution for Customer Service
                                                                        - Best Integrated Customer Relationship Management
                                                     December 1998      Industry Solution Awards for 1998 - Best Overall Customer
                                                                             Relationship Management Solution
                                                     December 1997      Industry Solution Awards -- Best Mobile Sales Solution
                                                     May 1997           Solutions Provider Awards -- Best Solution by a Solution
                                                                             Developer
       Upside Magazine                               February 2000      eBusiness Winner
       Information Systems Marketing                 February 2001      Top 15 CRM Software Award
                                                     February 2000      Top 15 CRM Software Award
                                                     February 1999      Top 15 CRM Software Award
                                                     December 1997      Top 15 CRM Software Award
                                                     December 1996      Top 15 CRM Software Award
       Open Systems Advisors                         January 1999       Crossroads 99 A-List Award
       Information Week Magazine                     February 1999      IT Innovators for 1999
       British Columbia Technology Industry          June 2000          Company of the Year
           Association
       start Magazine                                July 2000          Hottest Companies of 2000
       Deloitte & Touche                             November 2000      Technology Fast 500
       Deloitte & Touche                             September 2000     Fastest Growing Canadian Technology Company
       Aberdeen Group                                April 2001         Aberdeen List of Top Ten Significant CRM Applications for
                                                                        2000

PROFESSIONAL SERVICES

We provide customers with access to a combination of services to successfully implement and effectively maintain a customer relationship management and electronic business solution.

These services include:

     - Technical Support and Maintenance. We maintain technical support centers that provide telephone, Internet and email based problem identification, analysis and resolution to our worldwide customer base. Various levels of support are available depending on the needs of the customer. Our technical support and maintenance services include upgrades of our software applications.

     - Education. Our education services are designed to educate our customers and Pivotal Alliance members about the customization, use and administration of our solutions. We offer education, training and certification that help our customers and selling partners to improve their ability to implement our solutions. We also offer customized and on-site training classes to customers with specific needs.

     - Implementation Services. We offer implementation services that include project management, customization and systems engineering. We provide a standardized implementation methodology, which we call the rapid productivity methodology and solution development centers that enables the efficient implementation of our solutions. Customers can work with us directly or retain one of the Pivotal Alliance members to implement their customer relationship management solutions. Members of the Pivotal Alliance currently provide the majority of implementation services for our products. See "Strategic Relationships."

     - Business Consulting. We offer business consulting services that are focused on key customer relationship management trends such as the impact of the Internet on customer relationships and the implementation of one-to-one marketing and business practices. We also assist our customers in measuring and maximizing return on customer relationship management investments.

Our technical support and maintenance services are sold on a per license basis and renewed annually. Our education fees are standardized on a per day rate. Our business consulting services and implementation services are priced on a time and materials basis. As of June 30, 2001, we had 214 employees in our Professional Services department.

CUSTOMERS AND MARKETS

We have  licensed  our  applications  on a  worldwide  basis to more than  1,300 customers across a wide range of industries. Customers in North America accounted for 67%, 72% and 80% of our total revenues in the years ended June 30, 2001, 2000 and 1999, respectively. Customers in Canada accounted for 12%, 11% and 6% of our total revenues in the years ended June 30, 2001, 2000 and 1999, respectively. Customers in the U.S. accounted for 55%, 62% and 74% of total revenues.

Some of our customers which purchased a minimum of US$100,000 of software licenses from us prior to June 30, 2001, are set forth in the table below:

   CONSULTING                            MANUFACTURING                         TECHNOLOGY
   ----------                            -------------                         ----------
   Burntsand Inc.                        Foss Electric A/S                     AremisSoft Manufacturing
   KPMG  SA                              IMI Norgren Limited                   Captivate Network, Inc.
   KPMG Consulting AG                    James Hardie Industries Limited       Compaq Computer Corporation
   KPMG Peat Marwick LLP                 Newport Corporation                   HeadHunter.NET, Inc.
   Net-Commerce                          Siemens SAS                           ProClarity Corporation
   The Wynford Group                     Teknion Corporation                   Research in Motion
                                         Toshiba Corporation                   SecureWorks, Inc
   FINANCIAL SERVICES                    Wilo GmbH                             Allen Systems Group, Inc.
   ------------------                                                          Crystal Decisions Corporation
                                                                               Eprise Corporation
   BoE Bank Limited                      EMARKETPLACE                          Evolve Software, Inc.
   CIBC World Markets                    ------------                          Interactive Intelligence, Inc.
   The Common Fund for Nonprofit         HIT International Trading AG          Software Spectrum Inc.
   Organizations                        (formerly PaperExchange.com Inc.)      VERITAS Software Corporation
   Dresdner RCM Global Investors(UK)Ltd
   Farm Credit Services                  TELECOMMUNICATIONS
                                         ------------------

                                                                                RETAIL
Grantham, Mayo, Van Otterloo & Co. LLC   Alcatel e-Business Distribution GmbH   ------
The Principal Financial Group            Belgacom France                       Taco Bell Corporation
Raymond James Ltd                        FLAG Telecom Ltd.                     The Brand Factory
                                         Hitachi Telecom (USA), Inc.           Wickes Building Supply Supplies Limited
HEALTH CARE
-----------
                                         OTHER SERVICES
Marriott International (Senior Living    ---------------
                             Services)
McKesson Corporation (formerly           Miller Heiman, Inc.
Medical Management Group)                United Business Media International Ltd.

NDC Health Information Services          Intrawest Corporation
                                         Televerde
                                         Total Information Systems (DAC Services)


SALES AND MARKETING

We sell our solutions through a direct sales force and over 50 independent members of the Pivotal Alliance which resell our solutions. Our direct sales force is located in the United States, Canada, the United Kingdom, France, Germany, Australia, New Zealand, Japan, and Mexico. Members of the Pivotal Alliance are located worldwide in North and South America, Europe, the Middle East and Asia.

Our marketing efforts are directed at promoting our solutions and services, creating market awareness and generating leads. Our marketing activities include Internet business seminars, print and Internet advertising campaigns and attendance at industry trade show events and trade conferences. We use the Internet extensively to communicate with potential customers, existing customers, partners and others. We also conduct comprehensive public relations programs that establish and maintain relationships with key trade press, business press and industry analysts. We have a customer communications team targeted at working directly with our customers to obtain feedback and to track ongoing customer success stories. This team also performs a series of surveys on each customer to assess the customer's satisfaction with our solutions and to anticipate any further needs of the customer. As of June 30, 2001, we employed a total of 250 people on our sales and marketing team.

STRATEGIC RELATIONSHIPS

THE PIVOTAL ALLIANCE PROGRAM

Pivotal Alliance Members help us market, sell, implement, support and enhance our solutions. Members of the Pivotal Alliance Program include:

     - Systems Integrators. We have agreements with third parties that have been granted the right to provide implementation, customization and training services to customers who have purchased solutions through our direct sales team. We refer to these third parties as systems integrators. Some of our systems integrators operate worldwide, such as KPMG, Cap Gemini Ernst & Young and Hewlett Packard while other focus on specific regional markets such as Internosis Inc., Sierra Systems and ePartners.

     - Solution Providers. We have agreements with third parties that have been granted the right to market and re-sell our solutions and to provide education, implementation and customization services for solutions they sell, as well as for most sales made through our direct sales team. We refer to these third parties as solution providers. Solution providers address the market needs of a specific region, permitting us to sell our solutions in markets that might otherwise be difficult for us to serve directly. In some foreign markets, we rely on selected solution providers to customize our solutions and translate our software applications into local languages.

     - Solution Alliances. We have agreements with third parties that supply software applications that are integrated with our solutions to address specific industry or customer requirements. We refer to our relationships with these third parties as solution alliances. We are developing solution alliances in a number of product categories including Internet applications, client/server applications, business productivity, reporting, finance, mobile office products, communications, sales configurators, data mining, business information suppliers and vertical market solutions. The purpose of these relationships is to expand the breadth of technology and services available to our customers.

     - Application Service Providers. We have agreements with third party application service providers that provide hosting services to businesses that purchase our solutions but who do not wish to house, support or maintain the solutions on their internal information technology systems. Application service providers provide businesses with server hardware, data center, secure Internet connectivity from the data center, and information technology staff to administer and support the customer's solution.

We provide education and training services to members of the Pivotal Alliance Program to increase their understanding of our solution suite. We are implementing a certification program that will require members that perform implementation and customization services, to meet our certification standards in the areas of business analysis, systems design, installation, customization, training and support. We intend to expand the Pivotal Alliance Program by upgrading the capabilities of its members.

MICROSOFT

Our applications are optimized for the Microsoft Windows NT, Microsoft Windows 2000 and Microsoft BackOffice platforms. Our focused development efforts have enabled us to create solutions that exploit the capabilities of Microsoft's products, including SQL Server, that are bundled and licensed with our solutions. We also created a direct link between our products' databases and Microsoft Outlook which allows our customers to use the familiar interface of Microsoft Outlook to update their calendar, tasks and contact information. In addition, our solutions use Microsoft Internet technologies to publish information across the Internet.

Pivotal and Microsoft are jointly educating the market on our unique value proposition and how our demand chain management solution suite increases revenue and improves customer retention. To support this, we participate with Microsoft in numerous industry conferences and trade shows, partner focused national and regional events and public relations initiatives.

On December 5, 2000, we announced a joint three-year initiative with Microsoft to develop, market and sell the Pivotal Customer Relationship Management and eBusiness solution suite to large enterprises which will result in incremental expenditures by Microsoft and us towards this initiative over this period. We have executed on the first phase our business development initiative with Microsoft by implementing a training program to educate Microsoft sales professionals about our solutions and engaging Microsoft in co-marketing and co-selling initiatives. In addition, we were featured as the premier Customer Relationship Management partner in the Microsoft Business Advantage -tour in March and April 2001.

Our strong relationship with Microsoft is also evidenced by our participation in the launch of Microsoft Windows 2000 and the optimization of our Customer Relationship Management and eBusiness solution suite to leverage the new productivity features offered in Microsoft Office XP - the latest version of Microsoft Office - has enabled us to participate in early product development initiatives with Microsoft.

CAP GEMINI ERNST & YOUNG

In May 2001, we signed a strategic alliance agreement with Cap Gemini Ernst & Young, one of the largest management and IT consulting firms in the world. The two companies will jointly deliver the Pivotal Customer Relationship Management and eBusiness solution suite, together with the consulting services of Cap Gemini Ernst & Young. Cap Gemini Ernst & Young has built a Pivotal practice team consisting of sales professionals, senior executives, practice managers and consultants. They are currently working jointly and collaborating with our sales executives and professional services to deliver our solution suite in North America, France and New Zealand. Cap Gemini Ernst & Young offers management and IT consulting services, systems integration, and technology development, design and outsourcing capabilities on a global scale to help businesses continue to implement growth strategies and leverage technology in the new economy. We expect to work closely with Cap Gemini Ernst & Young to develop industry solutions, sales and marketing strategies and a specific implementation methodology for deployment of the Pivotal Customer Relationship Management and e Business solution suite.

OTHER

We continue to experience growth with other existing systems integrator partners such as and KPMG LLP.

TECHNOLOGY

Our software architecture provides a foundation for the development of new and innovative products and allows our solutions to be easily adaptable, to operate with other applications and to address the needs of users on multiple computing devices. This software architecture also allows our solutions to be used over the Internet. We have invested in the following technologies which serve as a basis for our customer relationship management and electronic business solutions:

     - Microsoft Technology. Our solutions are optimized for the Microsoft Windows NT, Microsoft Windows 2000 and Microsoft BackOffice platforms. Our focused development efforts have enabled us to create solutions that exploit the capabilities of Microsoft's products, including SQL Server, that are bundled and licensed with our solutions. We also created a direct link between our products' databases and Microsoft Outlook that allows our customers to use the familiar interface of Microsoft Outlook to update their calendar, tasks and contact information. In addition, our solutions use Microsoft Internet technologies to publish information across the Internet.

     - eBusiness Platform Architecture. Our solutions are structured to be able to use XML both within the platform architecture and for interfacing to our products, including our PartnerHub and CustomerHub products which support users' which are external to the enterprise. Our solutions are also structured to support multiple user access such as wireless devices and electronic mail. This allows our professional service staff, partners and customers the ability to work in the applications in an industry standard fashion allowing integration with other systems and technologies. This also allows for a well-defined interface between our applications, thereby reducing the dependency between such applications. In addition, it allows us to more easily integrate other XML-capable technologies and products into our solutions.

     - Internet Commerce Platform Architecture. Pivotal eSelling, an electronic sales channel for delivering a personalized, one-to-one buying experience, implements an object-oriented database to store complex product and selling relationships, with a scalable middle tier supporting both declarative and procedural rule definition, rendered via XML as a web commerce application. We believe that this is a powerful and cost-effective architecture and data representation for selling complex products and managing the rules associated with this process.

     - Metadata Repository. Our software contains a database, called a metadata repository, that is the blueprint for each application's data structure, forms, lists, business rules, workflow, queries and reports. The inclusion of this database allows for rapid adaptability and deployment by enabling customization to occur without source code modification. A business can distribute custom application changes throughout its organization in the normal data synchronization process. We believe these benefits differentiate our solution from those of our competitors.

     - Pivotal's SyncStream. Our SyncStream captures any additions, modifications or deletions to our application and the shared corporate database and transmits only the net changes to the appropriate users. This technology eases the deployment of new applications, minimizes the connection costs associated with the synchronization of data, transmits changes securely and enables mobile users to receive the correct data when synchronizing.

     - Distributed Database Design. Our solution is designed to support various databases that reside on multiple servers, including both Microsoft SQL Server and Oracle 8i. Due to our distributed database design, data from the central database can be replicated to servers in different locations and on various mobile remote databases (eg. laptops), and to be updated by our SyncStream. This allows for scalability and configuration flexibility as customers can upgrade network hardware and software in a modular fashion with minimal loss of performance and downtime.

     - Pivotal's Enterprise Manager. Our Enterprise Manager provides centralized configuration management through a graphical user interface. The Enterprise Manager enables system administrators to audit and apply configuration changes to the application, manage and test customization changes off-line and replicate custom data sets for mobile users. From a single interface, customers can distribute an updated system online across the entire enterprise without downtime for users.

RESEARCH AND DEVELOPMENT

Our research and  development  department is divided into six functional  areas:
Advanced Technology, Software Development, Documentation, Quality Assurance, Program Management and Product Management. As of June 30, 2001, there were 156 employees in our research and development department. Where appropriate, we contract with third-party developers to expand the capacity of our research and development department.

For the years ended June 30, 2001, 2000 and 1999, we spent  approximately  $18.8
million,   $9.0  million  and  $5.0  million,   respectively   on  research  and
development.

Our software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. Our advanced technology team focuses on tracking and evaluating new technologies with a view to incorporating the best technologies available into our solutions. Our product management team gathers and documents market requirements and trends in a requirements analysis. After the requirements analysis has been reviewed for feasibility and the proposed project approved by management, a product team is established to implement the project. Our program management team takes responsibility for documenting a detailed product specification. The software development team may build prototypes to assess the risks and business requirements of a project and then concentrates on research and development activities. Through the later stages of development we perform final testing and quality assurance. Our program and product management teams are involved at all stages of development so that market requirements continue to be addressed. The program and product management teams also assists with the introduction of the product by training our direct sales force and internal professional services staff.

We place particular emphasis on quality assurance and testing throughout the development process. We use version control software as well as standard test tools, scripts and agents developed by us in order to automate our testing processes and increase the quality of code we develop.

COMPETITION

The market for our software is intensely competitive and rapidly changing. The past year has been one of vendor consolidation. Today, the direct competitors are fewer in number as companies are looking for business technology solutions that deliver rapid results. We face competition from companies in the Customer Relationship Management software market and in the overall enterprise business application market. Some competitors include Siebel Systems Inc., Oracle Corporation, SAP AG, Onyx Corporation and PeopleSoft, Inc.

Other competitors may enter the market by developing or acquiring new products and applications.

Microsoft has entered the Customer Relationship Management market with its MS portal site called bCentral, which is designed for small businesses. It is possible that Microsoft may decide to introduce solutions or services that directly compete with our solutions. The introduction of these solutions or services could result from Microsoft acquiring one of our competitors or one of our competitor's products. If Microsoft becomes our competitor, it may harm or end our co-marketing and co-selling initiatives with Microsoft. Such competition with Microsoft would likely have a material adverse affect on our business, market share, financial condition and results of operations.

In addition, as we develop new products, particularly applications focused on electronic commerce or on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share. Some of our actual and potential competitors are larger, better established companies that have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and technology. We do not currently hold any patents nor do we have any patent applications pending. There can be no assurance that any copyrights or trademarks held by us will not be challenged or determined to be invalid.

As part of our confidentiality procedures, we have a policy of entering into non-disclosure and confidentiality agreements with our employees, consultants, corporate alliance members, customers and prospective customers. We also enter into license agreements with respect to our technology, documentation and other proprietary information. These licenses are perpetual and are generally transferable subject to obtaining our prior consent. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States, although we do seek protection elsewhere in selected key markets. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. There can be no assurance that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

We anticipate that companies that develop software applications will be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. As a result, we may become involved in these claims. Any of these claims, with or without merit, could result in costly litigation, divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or license agreements. If a claim of product infringement against us is successful, our business and operating results could be seriously harmed.

EMPLOYEES

As of June 30, 2001 we had a total of 714 employees, excluding independent contractors and temporary employees. Of this number, 156 people were engaged in research and development, 250 people were engaged in sales and marketing, 214 people were engaged in professional services and 94 people were engaged in general administration. No employees are known by us to be represented by a collective bargaining agreement and we have never experienced a strike or work stoppage. We consider our employee relations to be good. Our ability to achieve our financial and operational objectives depends in large part upon our ability to attract, retain and motivate highly qualified sales, technical and managerial personnel. There can be no assurance that we will be able to attract and retain such employees in the future.

RECENT ACQUISITIONS

Ionysys Technology Corporation Acquisition

On October 16, 2000, we acquired 100% of the assets of Ionysys Technology Corporation, a privately held provider of Internet solutions based in Vancouver, British Columbia. Pivotal paid an aggregate cash purchase price of $1.0 million including acquisition related expenditures of $360,000.

Project One Business Technologies Inc. Acquisition

On October 31, 2000, we acquired 100% of the outstanding shares of Project One Business Technologies Inc., a privately held provider of Internet solutions specifically designed for the health care industry based in North Vancouver, British Columbia. We paid an aggregate purchase price of $1.4 million consisting of 19,000 common shares and stock options and cash of $460,000, which includes acquisition related expenditures of $380,000.

The agreement for the acquisition of Project One also provided for additional consideration of approximately 96,000 common shares to be paid based on achieving certain product development and operating targets over the next 3 years. All earn-out payments will be recorded as additional purchase price when determinable. No earn-out payments were required to be made in connection with the acquisition of Project One since acquisition to the period ended March 31, 2001.

Software Spectrum CRM, Inc. Acquisition

On December 5, 2000, we acquired 100% of the outstanding shares of Software Spectrum CRM, Inc. Software Spectrum, based in Dallas, Texas, delivers solutions and consulting expertise in multi-channel contact centers and customer relationship management. We paid an aggregate purchase price of $7.5 million consisting of 138,000 common shares and cash of $1.9 million, which includes acquisition related expenditures of $1.2 million.

Inform, Inc. Acquisition

On June 22, 2001, we acquired all of the shares of Inform Inc. a company located in Toronto, Canada, which specializes in implementation services for the financial services industry. We paid an aggregate purchase price of $1.3 million consisting of 45,446 common shares and cash of $359,000, which includes acquisition related expenditures of $266,000.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE.

Holders of our common shares are subject to the risks and uncertainties inherent in our business. You should consider the following factors, as well as other information set forth in this report, in connection with any investment in our common shares. If any of the risks described below occurs, our business, results of operations and financial condition could be adversely affected. In such cases, the price of our common shares could decline, and you could lose part or all of your investment.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. You should consider our forward-looking statements in light of the following risk factors and other information in this report. If any of the risks described below occurs, our business, results of operation and financial condition could differ from those projected in our forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.

FACTORS  RELATING  TO OUR  BUSINESS  AND THE  MARKET FOR  CUSTOMER  RELATIONSHIP
MANAGEMENT AND ELECTRONIC BUSINESS SOLUTIONS MAKE OUR TOTAL REVENUE AND FUTURE OPERATING RESULTS UNCERTAIN AND MAY CAUSE THEM TO FLUCTUATE FROM PERIOD TO PERIOD.

Our operating results have varied in the past, and we expect that they may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Some of the factors that could affect the amount and timing of our revenues from software licenses and related expenses and cause our operating results to fluctuate include:

     o general economic conditions, which may affect our customers' capital investment levels in management information systems;

     o    changes in the economy and foreign currency exchange rates;

     o    market acceptance of our solutions;

     o the length and variability of the sales cycle for our solutions, which typically ranges between two and eight months from our initial contact with a potential customer to the signing of a license agreement;

     o the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of new solution introductions, solution enhancements, and customer budgeting and purchasing cycles;

     o our ability to successfully expand our sales force and marketing programs;

     o    increases in the cost of software and professional services;

     o    our ability to successfully expand our international operations;

     o the introduction or enhancement of our solutions or our competitors' solutions;

     o    changes in our or our competitors' pricing policies;

     o    activities of and acquisitions by competitors;

     o our ability to develop, introduce and market new solutions on a timely basis and control our costs; and

     o customer satisfaction and our reputation relating to our products and services.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL TRENDS AND VARIATIONS IN THE FISCAL OR QUARTERLY CYCLES OF OUR CUSTOMERS

Our total revenue and operating results may vary significantly from quarter to quarter. The main factors that may affect these fluctuations are:

     o seasonal variations in operating results;

     o variations in the fiscal or quarterly cycles of our customers;

     o the discretionary nature of our customers' purchase and budget cycles;

     o the size and complexity of our license transactions;

     o the potential delays in recognizing revenue from license transactions;
       and

     o the timing of new product releases.

We have experienced, and expect to continue to experience, seasonality with respect to solution license revenues. Except for the year ended June 30, 2001, we have historically recognized more license revenues in the fourth quarter of our fiscal year and recognized less license revenues in the subsequent first quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. In addition, our sales in Europe are generally lower during the summer months than during other periods. We expect that these seasonal trends are likely to continue in the future. If revenues for a quarter ending September 30 are lower than the revenues for the prior quarter, it may be hard to determine whether the reason for the reduction in revenues involves seasonal trends or other factors adversely affecting our business.

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

Even though our revenues are difficult to predict, we base our expense levels in part on future revenue projections. Many of our expenses are fixed, and we cannot quickly reduce spending if revenues are lower than expected. This could result in significantly lower income or greater loss than we anticipate for any given period. We will react accordingly to minimize any impact.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT HOW OUR BUSINESS WILL DEVELOP AND FUTURE OPERATING RESULTS.

We commenced operations in January 1991. We initially focused on the development of application software for pen computers. In September 1994, we changed our focus to research and development of customer relationship management and electronic business solutions. We commercially released the versions of our solutions on the following dates: o Pivotal Relationship - April 1996.

     o Pivotal eRelationship - February 1999.

     o Pivotal eRelationship 2000 - February 2000.

     o Pivotal Anywhere - October 1999.

     o Pivotal eSelling - June 2000.

     o Pivotal eSelling 2.0 - March 2001.

     o Pivotal ePower (originally a component of eRelationship) - February 2000.

     o Pivotal ePower 2.0 - March 2001.

     o Pivotal Digital Intelligence - March 2001.

     o Pivotal PartnerHub 2.0 - May 2001.

     o Pivotal Instant Action - May 2001.

     o Pivotal ePower Lifecycle Engine - Oracle Edition - August 2001.

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

     o our dependence on the adoption and success of the Microsoft. NET platform; and

     o the risk that our management will not be able to effectively manage growth or acquisitions we have undertaken or may undertake in the future.

The new and evolving nature of the customer relationship management and electronic business market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop and our future operating results.

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE IF PROJECTED REVENUES ARE NOT ACHIEVED TO SUPPORT THE LEVEL OF OPERATING EXPENSES.

We have incurred net losses in each fiscal year since inception, except for the year ended June 30, 1998, in which we had net income of approximately $4,000. As at June 30, 2001, we had an accumulated deficit of approximately $48.2 million. We have increased our operating expenses in recent periods and expect them to remain approximately the same in the first quarter of fiscal 2002. We will continue to examine the level of operating expenses based on projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we will need to generate significantly greater revenues than we have to date to achieve and maintain profitability. We cannot be certain that our revenues will increase. Our business strategies may not be successful and we may not be profitable in any future period.

THE MARKET FOR OUR SOLUTIONS IS HIGHLY COMPETITIVE.

The market for our software is intensely competitive and rapidly changing. The past year has been one of vendor consolidation. Today, the direct competitors are fewer in number as companies are looking for business technology solutions that deliver rapid results. We face competition from companies in the Customer Relationship Management software market and in the overall enterprise business application market. Some of our actual and potential competitors are larger, better established companies and have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results. Some competitors include Siebel Systems Inc., Oracle Corporation, SAP AG, Onyx Corporation and PeopleSoft, Inc.

Microsoft has also entered the Customer Relationship Management market with its MS portal site called bCentral which is designed for small businesses. It is possible that Microsoft may introduce solutions that compete directly with us.


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

WE DEPEND UPON MICROSOFT AND THE CONTINUED ADOPTION AND PERFORMANCE OF THE MICROSOFT .NET PLATFORM.

We have designed our solutions to operate on the Microsoft .NET platform, including Windows .NET and .NET Enterprise Servers. Microsoft .NET is a new platform initiative of Microsoft announced in June 2000. We have spent considerable resources developing and testing the compatibility of our solutions for Microsoft .NET. The performance of our solutions with Windows .NET and the
 .NET Enterprise Servers has limited experience in the marketplace. As a result, we market our solutions exclusively to customers who have developed their computing systems around this platform.

Our future financial performance will depend on the continued growth and successful adoption of Microsoft .NET -including, Windows .NET and the .NET
Enterprise  Servers.   Microsoft  .NET  faces  competition,   particularly  from
computing  platforms  such as Unix and the Java 2 Platform,  Enterprise  Edition
(J2EE), and databases from companies such as Oracle. Acceptance of Microsoft .NET may not continue to increase in the future. The market for software applications that run on these platforms has in the past been significantly affected by the timing of new solution releases, competitive operating systems and enhancements to competing computing platforms. If the number of businesses that adopt Microsoft Windows .NET fails to grow or grows more slowly than we currently expect, or if Microsoft delays the release of new or enhanced solutions, our revenues from the Pivotal Customer Relationship Management and eBusiness solution suite could be adversely affected.

The performance of our solutions depends, to some extent, on the technical capabilities of the Microsoft .NET platform. If this platform does not meet the technical demands of our solutions, the performance or scalability of our solutions could be limited and, as a result, our revenues from the Pivotal Customer Relationship Management and eBusiness solution suite could be adversely affected.

We have also launched a global business development initiative with Microsoft aimed at leading the emerging customer relationship management and electronic business market. The success of this initiative will depend on the ability of Pivotal and Microsoft to jointly market and sell to Global 2000 companies the Pivotal Customer Relationship Management and eBusiness solution suite combined with Microsoft .NET Enterprise Servers.

Microsoft has entered the Customer Relationship Management market with its MS portal site called bCentral, which is designed for small businesses. It is possible that Microsoft may decide to introduce solutions or services that directly compete with our solutions. The introduction of these solutions or services could result from Microsoft acquiring one of our competitors or one of our competitor's products. If Microsoft becomes our competitor, it may harm or end our co-marketing and co-selling initiatives with Microsoft. Such competition with Microsoft would likely have a material adverse affect on our business, market share, financial condition and results of operations.

Broad antitrust actions initiated by federal and state regulatory authorities resulted in a verdict against Microsoft in the U.S. District Court for the District of Columbia. The U.S. District Court adopted the government's proposed remedy and held that Microsoft should be divided into two companies. Microsoft appealed this verdict to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals affirmed the U.S. District Court's findings of antitrust violations, but overturned the ruling that Microsoft should be divided into two companies. The U.S. Court of Appeals also removed the judge presiding over this matter in the U.S. District Court and remanded to the U.S. District Court the determination as to what remedies should be pursued against Microsoft. Microsoft has appealed the finding of a violation of antitrust laws to the U.S. Supreme Court. Recently, the Justice Department determined not to seek a break-up of Microsoft as a remedy to the case.

European Union regulators are currently investigating whether Microsoft has violated European antitrust laws.

Any outcome to these actions that weakens the competitive  position of Microsoft
 .NET solutions could adversely affect the market for our solutions.

THE MARKET FOR PIVOTAL EPOWER LIFECYCLE ENGINE - ORACLE EDITION IS UNKNOWN.

We have announced the availability of our Pivotal ePower Lifecycle Engine - Oracle Edition whereby our solution can now be implemented using Oracle based platforms and technologies. We do not know whether our new Oracle based solution will prove to be attractive to Oracle customers or if it will result in any material revenue for us.

THE SUCCESS OF OUR STRATEGIC ALLIANCE WITH CAP GEMINI ERNST & YOUNG IS UNKNOWN.

We entered a strategic alliance agreement with Cap Gemini Ernst & Young in May 2001 whereby we will jointly market and sell the Pivotal solution suite. We do not know if this will prove to be a successful relationship in the future or if it will result in any material revenue for Pivotal.

THE MARKET FOR OUR SOLUTIONS IS NEW AND HIGHLY UNCERTAIN AND OUR PLAN TO FOCUS ON INTERNET-BASED APPLICATIONS AND INTEGRATE ELECTRONIC COMMERCE FEATURES ADDS TO THIS UNCERTAINTY.

The market for customer relationship management and electronic business solutions is still emerging and continued growth demand for and acceptance of the Pivotal Customer Relationship Management and eBusiness solution suite remains uncertain. Even if the market for customer relationship management electronic business solutions grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of the Pivotal Customer Relationship Management and eBusiness solution suite and, as a result, these solutions may never achieve full market acceptance.

The development of our Internet-based Pivotal Customer Relationship Management and eBusiness solution suite for customer relationship management and electronic business and our plan to integrate additional features presents additional challenges and uncertainties. We are uncertain how businesses will use the Internet as a means of communication and commerce and whether a significant market will develop for Internet-based customer relationship management and electronic business solutions such as those developed by us. The use of the Internet is evolving rapidly, and many companies are developing new products and services that use the Internet. We do not know what forms of products and services may emerge as alternatives to our existing solutions or to any future Internet-based customer relationship management and electronic business solutions we may introduce. We have spent, and will continue to spend, considerable resources educating potential customers about our solutions and customer relationship management and electronic business software solutions. However, even with these educational efforts, market acceptance of our solutions may not increase. If the markets for our solutions do not grow or grow more slowly than we currently anticipate, our revenues may not grow and may even decline.

OUR SALES CYCLE IS INCREASING AND THE AVERAGE SIZE OF OUR LICENSING TRANSACTIONS VARIES WIDELY FROM QUARTER TO QUARTER, WHICH COULD HARM OUR OPERATING RESULTS.

We believe that an enterprise's decision to purchase a customer relationship management and electronic business solution is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell licenses for our solutions, we typically must educate our potential customers regarding the use and benefits of customer relationship management and electronic business solutions in general and our solutions in particular, which can require significant time and resources. Consequently, the period between initial contact and the purchase of licenses for our solutions is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures. We frequently must invest substantial resources to develop a relationship with a potential customer and educate its personnel about our solutions and services with no guarantee that our efforts will be rewarded with a sale.

Our sales cycles are lengthy and variable and have been growing longer over the last quarter. In recent months we were impacted by a significant reduction in our customers' project sizes, deferral of purchasing and lack of an urgency to purchase and the overall unpredictability of customer decision-making. In addition, we have also recently seen a reduction in size of customer orders in the final stages of negotiations as a result of reduction in the customer's project size. We do not know if these trends will continue and the increase in sales cycle and varying transaction sizes could harm our operating results

OUR SUCCESS WILL DEPEND UPON THE SUCCESS OF OUR SOLUTIONS.

We anticipate that a majority of our revenues and growth in the foreseeable future will come from license and service related sales of our integrated solution suite, consisting of Pivotal Sales, Pivotal Marketing, Pivotal Service, Pivotal Collaboration Hubs, Pivotal Commerce, and Pivotal eBusiness Platform, as well as industry specific solutions. Accordingly, failure of our integrated solution suite to gain increased market acceptance and compete successfully would adversely affect our business, results of operations and financial condition. Our future financial performance will depend on our ability to succeed in the continued sale of our integrated solution suite and related services as well as the development of new versions and enhancements of these solutions.

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

     o rapid expansion of the wireless services infrastructure which may result in flaws in the infrastructure; and

     o concerns over the radio frequency emissions or other health and safety risks that may discourage use of wireless services.

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

We do not have the internal implementation and customization capability to support our current level of sales of licenses. Accordingly, we have established and relied on our international network of independent companies we call the Pivotal Alliance. Members of the Pivotal Alliance market and sell our solutions, provide implementation and customization services, provide technical support and maintenance on a continuing basis and provide us with software applications that we can bundle with our solutions to address specific industry and customer requirements. Approximately 20% and 24% of our license revenues for the year ended June 30, 2001 and 2000, respectively were from sales made through third-party resellers. The majority of our customers retain members of the Pivotal Alliance to install and customize our solutions. If we fail to maintain our existing Pivotal Alliance relationships, or to establish new relationships, or if existing or new members of the Pivotal Alliance do not perform to our expectations, our ability to sell, install and service our solutions may suffer.

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

THE LOSS OF OUR CO-FOUNDERS OR OTHER KEY PERSONNEL OR OUR FAILURE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends largely upon the continued service of our executive officers and other key management, sales and marketing and technical personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. In particular, we rely on our co-founders, Norman Francis, Chairman of the Board of Directors, and Keith Wales, our Executive Vice President, Corporate Projects and director. We also rely on Bo Manning, our President, Chief Executive Officer and director, Vincent Mifsud, our Chief Operating Officer, Chief Financial Officer and Executive Vice President. We do not have an employment agreement with Mr. Wales and, therefore, he could terminate his employment with us at any time without penalty. We maintain key man insurance on the lives of Messrs. Francis and Wales but do not maintain key man insurance on the lives of Messrs. Manning and Mifsud.

Our future success also depends on our ability to attract and retain highly qualified personnel. The competition for qualified personnel in the computer software and Internet markets is intense, and we may be unable to attract or retain highly qualified personnel. Due to intense competition for qualified employees, it may be necessary for us to increase the level of compensation paid to existing and new employees such that our operating expenses could be materially increased. The price of our common shares has declined significantly in the past year. Many of our key employees hold options to purchase common shares with exercise prices significantly greater than the current market price of the common shares. Accordingly, our current share option program may be of limited value in retaining and motivating employees.

WE FACE RISKS FROM THE EXPANSION OF OUR INTERNATIONAL OPERATIONS.

We have permanent offices in the United States, Canada, Ireland, Northern Ireland, England, Japan, Australia, New Zealand, Germany and France. We are
constantly reviewing our international sales and operations to determine if offices are required in other countries. As a result, we expect to continue this expansion of our international operations in the future. International operations are subject to numerous inherent potential risks, including:

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

Our international expansion has and will continue to require significant management attention and financial resources. We have had to significantly enhance our direct and indirect international sales channels and our support and services capabilities. We may not be able to maintain or increase international market demand for our solutions. We may not be able to sustain or increase international revenues from licenses or from consulting and customer support.

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

FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND RISKS ASSOCIATED WITH OUR RISK MANAGEMENT POLICIES MAY AFFECT OUR OPERATING RESULTS.

Substantially all of our revenues and corresponding receivables are in U.S. dollars. However, a majority of our research and development expenses, customer support costs and administrative expenses are in Canadian dollars. Accordingly, we are exposed to fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar.

We have adopted a foreign currency risk management policy intended to reduce the effects of potential fluctuations on the results of operations stemming from our exposure to these risks. As part of this risk management, we identify our future Canadian currency requirements related to payroll costs, capital expenditure and operating lease commitments and enter into forward exchange contracts or purchase Canadian dollars in the open market at the beginning of an operation period to cover these anticipated currency needs.

For additional information regarding our forward exchange contracts, see Item 3 "Quantitative Disclosures About Market Risk" contained in this Report.

If our actual currency requirement in the period forecasted differ materially from the notional amount of our forward contracts and/or the amount of Canadian dollars purchased in the open market during a period of currency volatility or if we do not continue to manage our exposure to foreign currency through forward contracts or other means, we could experience unanticipated foreign currency gains or losses.

Our foreign currency risk management policy subjects us to risks relating to the creditworthiness of the commercial banks with which we enter into forward contracts. If one of these banks cannot honor its obligations, we may suffer a loss.

We also invest in our international operations which will likely result in increased future operating expenses denominated in United Kingdom and Irish pounds, French Francs, euros, German marks, Japanese yen, Australian dollars and New Zealand dollars. Our exposure to exchange fluctuations in foreign currencies is not material to date and accordingly, our current foreign currency risk management practices do not cover foreign exchange risks related to these other currencies. In the future, our exposure to foreign currency risks from these other foreign currencies may increase and if not managed appropriately, we could experience unanticipated foreign currency gains and losses.

The purpose of our foreign currency risk management policy is to reduce the effect of exchange rate fluctuation on our results of operations. Therefore, while our foreign currency risk management policy may reduce our exposure to losses resulting from unfavorable changes in currency exchange rates, it also reduces or eliminates our ability to profit from favorable changes in currency exchange rates.

FLUCTUATIONS IN THE MARKET VALUE OF OUR SHORT-TERM INVESTMENTS AND IN INTEREST RATES MAY AFFECT OUR OPERATING RESULTS.

For additional information regarding the sensitivity of and risks associated with the market value of short-term investments and interest rates, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report.

WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON OUR RESOURCES AND ANY FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD CAUSE OUR BUSINESS TO SUFFER.

We have been expanding our operations rapidly and intend to continue this expansion for the foreseeable future. The number of our employees increased from 526 on June 30, 2000 to 714 on June 30, 2001. This expansion has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources as we integrate and manage new employees, more locations, more customers, suppliers and other business relationships. In the past we have decided to, and in the future we may need to, improve or replace our existing operational and customer service systems, procedures and controls. Any failure by us to properly manage our growth or these systems and procedural transitions could impair our ability to efficiently manage our business, to maintain and expand important relationships with members of the Pivotal Alliance and other third parties and to attract and service customers. It could also cause us to incur higher operating costs and delays in the execution of our business plan or in the reporting or tracking of our financial results.

THE INTEGRATION OF CURRENT AND FUTURE ACQUISITIONS MAY BE DIFFICULT AND DISRUPTIVE.

We are in the process of integrating the Inform business with our business and we are expending financial and management resources in this effort. We anticipate that we may acquire other companies in the future. Acquisitions and the integration of new companies take significant financial and management resources and are subject to risks commonly encountered in acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating ongoing businesses and the ability of our sales force and consultants to become educated on new products and solutions. We will also need to integrate the solutions of acquired companies into our solution offering. We may not successfully overcome these risks or any other problems that may be encountered in connection with the acquisition of Inform or future acquisitions. Accordingly, it is uncertain whether we will receive the benefits we anticipate from these acquisitions and we may not realize value from these acquisition comparable to the resources we invest in them.

Amortization of intangible assets resulting from acquisitions will adversely affect our reported income. In connection with our acquisitions of Transitif, Exactium, Simba, Ionysys, Project One, Software Spectrum and Inform we allocated an aggregate of $73.2 million of the purchase prices to intangible assets that we have been amortizing over a period of three years on a straight-line basis. Future acquisitions may result in the creation of significant additional intangible assets.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We are required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002, but are permitted to adopt in the first quarter of 2002. We are currently evaluating the impact the adoption of these pronouncements may have on its financial position and results of operations; however, due to these pronouncements being issued in late July 2001 and due to our expectation that the FASB will issue further guidance with respect to the adoption of both SFAS No. 141 and 142, we are currently unable to determine the impact the adoption of these pronouncements may have on its financial position or results of operations. Although we cannot determine the impact SFAS the adoption of SFAS 141 and SFAS would have on our operating results, once adopted there could be a material impact on further operating results if there was an impairment in the value of goodwill.

As part of our business strategy, we regularly review acquisition opportunities and we may seek to grow by making additional acquisitions. We may not effectively select acquisition candidates, negotiate or finance acquisitions or integrate the acquired businesses and their personnel or acquired products or technologies into our business. We cannot be certain that we can complete any acquisition we pursue on favorable terms, or that any acquisition will ultimately benefit our business.

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

WE RELY ON SOFTWARE LICENSED TO US BY THIRD PARTIES FOR FEATURES WE INCLUDE IN OUR SOLUTIONS.

We incorporate into our solutions, software that is licensed to us by third-party software developers including Microsoft SQL Server 2000, Microsoft SQL Server 7.0, Sheridan Calendar Control, InstallShield 3, Crystal Reports, E.piphany E.4, and Interactive Intelligence Enterprise Interaction Center. We are seeking to further increase the capabilities of our solutions by licensing additional applications from third parties. A significant interruption in the availability of any of this licensed software could adversely affect our sales, unless and until we can replace this software with other software that performs similar functions. Because our solutions incorporate software developed and maintained by third parties, we depend on these third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If third-party software offered now or in the future in conjunction with our
solutions   becomes  obsolete  or  incompatible  with  future  versions  of  our solutions, we may not be able to continue to offer some of the features we presently include in our solutions unless we can license alternative software or develop the features ourselves.

WE MUST CONTINUE TO DEVELOP ENHANCEMENTS TO OUR SOLUTIONS AND NEW APPLICATIONS AND FEATURES THAT RESPOND TO THE EVOLVING NEEDS OF OUR CUSTOMERS, RAPID TECHNOLOGICAL CHANGE AND ADVANCES INTRODUCED BY OUR COMPETITORS.

The software market in which we compete is characterized by rapid change due to changing customer needs, rapid technological changes and advances introduced by competitors. Existing products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies could change the way customer relationship management and electronic business solutions are sold or delivered. As a result, the life cycles of our solutions are difficult to estimate. We also may need to modify our solutions when third parties change software we integrate into our solutions. To be successful we must continue to enhance our current solutions and develop new applications and features.

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

If any of our solutions violates third-party proprietary rights, including copyrights and patents, we may be required to reengineer our solutions or obtain licenses from third parties to continue offering our solutions without substantial reengineering. Although some of our current and potential competitors have sought patent protection for similar customer relationship management and electronic business solutions, we have not sought patent protection for our solutions. If a patent has been issued or is issued in the future to a third-party that prevents us from using technology included in our solutions, we would need to obtain a license or re-engineer our solution to function without infringing the patent. Any efforts to re-engineer our solutions or obtain licenses from third parties may not be successful and, in any case, could substantially increase our costs, force us to interrupt sales or delay solution releases.

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

Under some license arrangements, with either a fixed or indefinite term, our customers agree to pay for the license with periodic payments extending beyond one year. We recognize revenues from these arrangements as the periodic payments become due, provided all other conditions for revenue recognition are met. We have not entered into many of these arrangements, however, if they become popular with our customers, we may have lower revenues in the short term than we would otherwise, because revenues for licenses sold under these arrangements will be recognized over time rather than upon delivery of our solution.

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

CERTAIN SHAREHOLDERS MAY BE ABLE TO EXERCISE CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of our outstanding common shares as of June 30, 2001. While these shareholders do not hold a majority of our outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common shares.

ITEM 2. PROPERTIES

Our principal administrative, professional services and education facilities are located in North Vancouver, British Columbia, Canada, and our research and development campus is located in Vancouver, British Columbia, Canada and together consist of approximately 85,288 square feet of office space in three separate buildings. The leases for the buildings in North Vancouver expire in September 2002 and the lease for the building in Vancouver expires in April 2002. We intend to consolidate these offices to one newly constructed facility in Vancouver, British Columbia with a scheduled completion in the fall of 2002. Pursuant to an offer to lease this facility, our obligation to occupy the premises and commence paying rent does not arise until construction of the building is complete. Once construction is finished, the building will consist of 126,790 square feet of office space under a lease that expires in July 2017. Our principal marketing facility is located in Kirkland, Washington and consists of approximately 13,600 square feet of office space held under a lease that expires in December 2003. We also have a significant research and development facility in Atlanta, Georgia that consists of approximately 26,708 square feet of office space under a lease that expires on April 2006. We also have a significant professional services facility in Dallas, Texas that consists of 7,877 square feet of space under a lease that expires in September 2003.

Our main administrative office for Europe, the Middle East and Africa is located in Dublin, Ireland held under a lease expiring in November 2001. Our principal sales and marketing office for Europe, the Middle East and Africa is located in Luton, England held under a lease that expires in November 2005. Our European customer support center is located in Belfast, Northern Ireland and consists of approximately 9,648 square feet of office space under a lease that expires in May 2010.

As of June 30, 2001, we also leased offices in: Tokyo, Japan; Sydney, Australia; Auckland, New Zealand; Mainz, Germany; High Point, North Carolina; Des Plaines, Illinois; San Bruno and Irvine, California; Dallas, Texas; Denver, Colorado; Levallois-Perret, France; Paris, France; North Andover, Massachusetts; Morristown, New Jersey; New York, New York; Bethesda, Maryland; St. Paul, Minnesota and Toronto, Ontario.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Management, after review and consultation with legal counsel, considers that any liability from the disposition of such lawsuits would not have a material adverse effect upon our consolidated financial condition.

We are currently in arbitration with one of our business partners, following a breach of contract claim against us. We believe the claim is without merit and we have made a counterclaim. While the results of arbitration and claims cannot be predicted with certainty, we believe that the final outcome of this matter will not have a material adverse effect on our business, financial condition, results of operations or cash flows.


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

                                                                 Price Range
                                                              of Common Shares
                                           Price Range         for Year Ended
                                         of Common Shares       June 30, 2000
                                         for Year Ended          (beginning
                                          June 30, 2001        August 5, 1999)
                                         -----------------    -----------------
                                          High       Low        High        Low
                                          -----      ---        ----        ---
First Quarter..........................$...59.38 $   23.44   $  19.69   $  12.06
Second Quarter.............................70.23     31.00      59.00      18.13
Third Quarter..............................35.56     10.31      68.56      30.06
Fourth Quarter.............................25.10      9.44      45.50      18.78

Our common shares began trading on The Toronto Stock Exchange on August 17, 2000 under the symbol PVT. The table below lists the high and low closing prices per share of our common shares for each quarterly period during the past fiscal year, as reported on The Toronto Stock Exchange.

                                                                 Price Range
                                                              of Common Shares
                                                             -----------------
                                                             High           Low
                                                             ----           ---
Year Ended June 30, 2001
First Quarter (beginning August 17, 2000)..............Cdn$  88.25    Cdn$ 54.75
Second Quarter............................................. 105.00         48.00
Third Quarter..............................................  54.00         16.20
Fourth Quarter.............................................  38.46         14.70


SHAREHOLDERS

As of September 1, 2001, there were approximately 388 registered holders of our common shares. This does not include the number of persons whose shares are in nominee or "street name" accounts through brokers.

DIVIDENDS

We have never declared or paid any cash dividends on our share capital. We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On June 22, 2001, in connection with the acquisition of Inform Inc. we issued 45,446 common shares. We relied on the exclusion from registration provided by Rule 903(b)(2) of Regulation S under the Securities Act of 1933. We were a "foreign issuer", as defined by Regulation S and issued our shares to persons outside the United States and not for the account or benefit of any "U.S. Person." We imposed offering restrictions in compliance with Rule 903(b)(2).

USE OF PROCEEDS

On August 4, 1999, our registration statement on Form F-1, Registration No. 333-82871, became effective. The offering date was August 5, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Bear, Stearns & Co. Inc. and Dain Rauscher Wessels. The offering consisted of 3,975,000 of our common shares, which included 475,000 common shares offered pursuant to the subsequent exercise of the underwriter's over allotment option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to us, after $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million. During the year ended June 30, 2000, we used $14.5 million of the net proceeds in connection with acquisitions of Exactium, Simba and Transitif. During the year ended June 30, 2001, we used $5.7 million of the net proceeds in connection with acquisitions of Ionysys, Project One, Software Spectrum and Inform. Another $6.0 million of the net proceeds was used for working capital. The remaining $16.9 million of the net proceeds continues to be invested in investment-grade, interest bearing short-term instruments.

None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to our directors, officers or general partners or their associates, persons owning 10% or more of any class of securities or our affiliates.

Exchange Controls

There are no government laws, decrees or regulations in Canada which restrict the export or import of capital or which affect the remittance of dividends, interest or other payments to non-resident holders of our common shares. Any remittances of dividends to United States residents and to other non-residents are, however, subject to withholding tax. See "Taxation" below.

Taxation

Canadian Federal Income Taxation

We consider that the following summary fairly describes in general the principal Canadian federal income tax consequences applicable to a holder of our common shares who at all material times deals at arm's length with us, who holds all common shares as capital property, who is resident in the United States, who is not a resident of Canada and who does not use or hold, and is not deemed to use or hold, his common shares of Pivotal in connection with carrying on a business in Canada (a "non-resident holder"). It is assumed that the common shares will at all material times be listed on a stock exchange that is prescribed for purposes of the Income Tax Act (Canada) (the "ITA") and regulations thereunder. The Canadian federal income tax consequences applicable to holders of our common shares will not change if we are deemed inactive by The Toronto Stock Exchange. Investors should however be aware that the Canadian federal income tax consequences applicable to holders of our common shares will change if we cease to be listed on a prescribed stock exchange like The Toronto Stock Exchange. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences of them purchasing, owing and disposing of our common shares should we cease to be listed on a prescribed stock exchange.

This summary is based upon the current provisions of the ITA, the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the "Treaty") as at the date of the registration statement and the currently publicly announced administrative and assessing policies of the Canada Customs and Revenue Agency (the "CCRA"). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

This summary does not address potential tax effects relevant to us or those tax considerations that depend upon circumstances specific to each investor. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences to them of purchasing, owning and disposing of our common shares.

Dividends

The ITA provides that dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident corporation (such as Pivotal) to a non-resident of Canada shall be subject to a non-resident withholding tax equal to 25% of the gross amount of the dividend of deemed dividend. Provisions in the ITA relating to dividend and deemed dividend payments to and gains realized by non-residents of Canada, who are residents of the United States, are subject to the Treaty. The Treaty may reduce the withholding tax rate on dividends as discussed below.

Article X of the Treaty as amended by the US-Canada Protocol ratified on November 9, 1995 provides a 5% withholding tax on gross dividends or deemed dividends paid to a United States corporation which beneficially owns at least 10% of our voting stock paying the dividend. In cases where dividends or deemed dividends are paid to a United States resident (other than a corporation) or a United

States corporation which beneficially owns less than 10% of our voting stock, a withholding tax of 15% is imposed on the gross amount of the dividend or deemed dividend paid. We will be required to withhold any such tax from the dividend and remit the tax directly to CCRA for the account of the investor.

The reduction in withholding tax from 25%, pursuant to the Treaty, will not be available:


     (a) if the shares in respect of which the dividends are paid formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

     (b)  the holder is a U.S. LLC which is not subject to tax in the U.S.

The Treaty generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization exclusively administering a pension, retirement or employee benefit fund or plan, if the organization is resident in the U.S. and is exempt from income tax under the laws of the U.S.

Capital Gains

A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of our share unless the share represents "taxable Canadian property" to the holder thereof. Our Common shares will be considered taxable Canadian property to a non-resident holder only if-.

     (a)  the non-resident holder;

     (b) persons with whom the non-resident holder did not deal at arm's length- or

     (c) the non-resident holder and persons with whom he did not deal at arm's length,

owned not less than 25% of our issued shares of any class or series at any time during the five year period preceding the disposition. In the case of a non-resident holder to whom our shares represent taxable Canadian property and who is resident in the United States, no Canadian taxes will generally be payable on a capital gain realized on such shares by reason of the Treaty unless:

     (a) the value of such shares is derived principally from real property (including resource property) situated in Canada,

     (b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding, and at any time during the 10 years immediately preceding, the disposition and the shares were owned by him when he ceased to be a resident of Canada,

     (c) they formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or bad in Canada within the 12 months preceding the disposition, or

     (d)  the holder is a U.S. LLC which is not subject to tax in the U.S.

If subject to Canadian tax on such a disposition, the taxpayer's capital gain (or capital loss) from a disposition is the amount by which the taxpayer's proceeds of disposition exceed (or are exceeded by) the aggregate of the taxpayer's adjusted cost base of the shares and reasonable expenses of disposition. For Canadian income tax purposes, the "taxable capital gain" is equal to one-half of the capital gain.

United States Federal Income Taxation

The following is a general discussion of the material United States Federal income tax consequences, under current law, generally applicable to a U.S. Holder (as defined below) of our common shares who holds such shares as capital assets. This discussion does not address all potentially relevant United States Federal income tax matters and it does not address consequences peculiar to persons subject to special provisions of United States Federal income tax law, such as those described below as excluded from the definition of a U.S. Holder. In addition, this discussion does not cover any state, local, or foreign tax consequences. (See "Canadian Federal Income

Tax Consequences" above.)

The following discussion is based on the Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulations, published Internal Revenue Service ("IRS") rulings, published administrative positions of the IRS and court decisions that are currently applicable, any or all of which could be materially and adversely changed, possibly on a retroactive basis, at any time. In addition, this discussion does not consider the potential effects, both adverse and beneficial, of any proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.

The discussion below does not address potential United States Federal income tax effects relevant to us or those United States Federal income tax considerations that depend upon circumstances specific to each investor. In addition, this discussion does not address United States Federal income tax consequences that may be relevant to particular investors subject to special treatment under certain U.S. Federal income tax laws, such as those described below as excluded from the definition of a U.S. Holder. Purchasers of our common stock should therefore satisfy themselves as to the overall tax consequences of their ownership of the common stock, including the State, local and foreign tax consequences thereof (which are not reviewed herein), and should consult their own tax advisors with respect to their particular circumstances.

U.S. Holders

As used herein, a "U.S. Holder" means a beneficial holder of our common shares who is a citizen or resident of the United States, a corporation or partnership created or organized in or under the laws of the United States or of any political subdivision thereof, an estate whose income is taxable in the United States irrespective of source and any trust if a US court is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust. A U.S. Holder does not include persons subject to special provisions of United States Federal income tax law, such as tax-exempt organizations, individual retirement accounts and other tax-deferred accounts, qualified retirement plans, financial institutions, insurance companies, real estate investment trusts, regulated investment companies, broker-dealers, shareholders subject to the alternative minimum tax provisions of the Code, shareholders who hold our shares as part of a straddle, hedging, conversion transaction, constructive sale or other arrangement involving more than one position, and shareholders who acquired their shares through the exercise of employee stock options or otherwise as compensation. This summary does not address the consequences to a person or entity holding an interest in a shareholder or the consequences to a person of the ownership, exercise or disposition of any options, warrants or other rights to acquire common shares.

Dividend Distribution on our Shares

U.S. Holders receiving dividend distributions (including constructive dividends) with respect to our common shares are required to include in gross income for United States Federal income tax purposes the gross amount of such distributions to the extent that we have current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be deducted or may be credited against actual tax payable, subject to certain limitations and other complex rules, against the U.S. Holder's United States Federal taxable income. See "Foreign Tax Credit" below. To the extent that distributions exceed our current or accumulated earnings and profits, they will be treated first as a return of capital to the extent of the U.S. Holder's basis in our common shares and thereafter as gain from the sale or exchange of our common shares. Preferential tax rates for net long term capital gains may be applicable to a U.S. Holder which is an individual, estate or trust. There are currently no preferential tax rates for net long term capital gains of a U.S. Holder that is a corporation.

In general, dividends paid on our common shares will not be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations.

In the case of foreign currency received as a dividend that is not converted by the recipient into U.S. dollars on the date of receipt, a U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Generally any gain or loss recognized upon a subsequent sale or other disposition of the foreign currency, including the exchange for U.S. dollars, will be ordinary income or loss. However, an individual whose realized gain does not exceed $200 will not recognize that gain, to the extent that there are no expenses associated with the transaction that meet the requirements for deductibility as a trade or business expense (other than travel expenses in connection with a business trip) or as an expense for the production of income.

Certain information reporting and backup withholding rules may apply with respect to our common shares. In particular, a payor or middleman within the U.S., or in certain cases outside the U.S., will be required to withhold 31% (which rate is scheduled for periodic reduction on payments made subsequent to August 6, 2001) of any payments to a holder of our common shares of dividends on, or proceeds from the sale of, such common shares within the U.S., unless the holder is an exempt recipient, if the holder fails to furnish its correct taxpayer identification number or otherwise fails to comply with, or establish an exemption from, the backup withholding tax requirements. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a refund or a credit against the U.S. Holder's U.S. federal income tax liability, provided the required information is furnished to the IRS. U.S. Holders are urged to consult their own tax counsel regarding the information reporting the backup withholding rules applicable to our common shares.

Foreign Tax Credit

A U.S. Holder who pays (or who has had withheld from distributions) Canadian income tax with respect to the ownership of our common shares may be entitled, at the election of the U.S. Holder, to either a deduction or a tax credit for such foreign tax paid or withheld. This election is made on a year-by-year basis and generally applies to all foreign income taxes paid by (or withheld from) the U.S. Holder during that year. There are significant and complex limitations which apply to the credit, among which is the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder's United States income tax liability that the U.S. Holder's foreign source income bears to his or its world-wide taxable income. In determining the application of this limitation, the various items of income and deduction must be classified into foreign and domestic sources and into various categories, such as "passive income", "high withholding tax interest", "financial services income", "shipping income" and certain other classifications of income. A U.S. Holder that is a domestic U.S. corporation owning 10% or more of our voting stock is also entitled to a deemed paid foreign tax credit in certain circumstances for our underlying foreign tax related to dividends received or Subpart F income deemed received from us. (See the discussion below of Controlled Foreign Corporations). The availability of the foreign tax credit and the application of the limitations on the foreign tax credit are fact specific and holders and prospective holders of our common shares should consult their own tax advisors regarding their individual circumstances.

Disposition of Common Shares

Gain or loss realized on a sale of our common shares by a U.S. Holder will generally be a capital gain or loss, and will be long-term if the shareholder has a holding period of more than one year. The amount of gain or loss recognized by a selling U.S. Holder will be measured by the difference between
(i) the amount realized on the sale and (ii) his tax basis in our common shares. Preferential tax rates for net long term capital gains may be applicable to a U.S. Holder that is an individual, estate or trust. There are currently no preferential tax rates for net long term capital gain for a U.S. Holder that is a corporation. Capital losses are deductible only to the extent of capital gains. However, in the case of taxpayers other than corporations (U.S.)$3,000 ($1,500 for married individuals filing separately) of capital losses are deductible against ordinary income annually. In the case of individuals and other non-corporate taxpayers, capital losses that are not currently deductible may be carried forward to other years. In the case of corporations, capital losses that are not currently deductible are carried back to each of the three years preceding the loss year and forward to each of the five years succeeding the loss year.

Other Considerations for U.S. Holders

In the following circumstances, the above sections of this discussion may not describe the United States Federal income tax consequences resulting to a U.S. Holder from the holding and disposition of our common shares. Management of Pivotal is of the opinion that there is little, if any, likelihood of us being deemed a "Foreign Personal Holding Company", a "Foreign Investment Company" or a "Controlled Foreign Corporation" (each as defined below) under current and anticipated conditions.

Foreign Personal Holding Company

If at any time during a taxable year more than 50% of the total combined voting power or the total value of our outstanding shares is owned, actually or constructively, by five or fewer individuals who are citizens or residents of the United States and 60% or more of our gross income for such year was "foreign personal holding company income" (e.g., income from dividends, interest and similar income), we would be treated as a "foreign personal holding company." In that event, U.S. Holders that hold common shares would be required to include in income for such year their allocable portion of our "foreign personal holding company income" to the extent that we do not distribute such income.

Foreign Investment Company

If 50% or more of the combined voting power or total value of our outstanding shares are held, actually or constructively, by citizens or residents of the United States, United States domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section 7701(a)(31)), and we are found to be engaged primarily in the business of investing, reinvesting, or trading in securities, commodities, or any interest therein, it is possible that we might be treated as a "foreign investment company" as defined in Section 1246 of the Code, causing all or part of any gain realized by a U.S. Holder selling or exchanging our common shares to be treated as ordinary income rather than capital gains.

Passive Foreign Investment Company

As a foreign corporation with U.S. Holders, we could potentially be treated as a passive foreign investment company ("PFIC"), as defined in Section 1297 of the Code, depending upon the percentage of our income which is passive, or the percentage of our assets which produce or are held for the production of passive income. U.S. Holders owning common shares of a PFIC are subject to the highest rate of tax on ordinary income in effect for the applicable taxable year and to an interest charge based on the value of deferral of tax for the period during which the common shares of the PFIC are owned with respect to certain "excess distributions" on and dispositions of PFIC stock. However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such shareholder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC's ordinary earnings and net capital gain regardless of whether such income or gain was actually distributed. A U.S. Holder of a QEF can, however, elect to defer the payment of United States federal income tax on such income inclusions. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons. In addition, subject to certain limitations, U.S. Holders owning, actually or constructively, marketable (as specifically defined) stock in a PFIC will be permitted to elect to mark that stock to market annually, rather than be subject to the excess distribution regime of section 1291 described above.
Amounts included in or deducted from income under this alternative (and actual gains and losses realized upon disposition, subject to certain limitations) will be treated as ordinary gains or losses. This alternative will apply to taxable years of U.S. Holders beginning after 1997 and taxable years of foreign corporations ending with or within such taxable years of U.S. Holders.

We believe that we were not a PFIC for our fiscal year ended June 30, 2001. There can be no assurance that our determination concerning our PFIC status will not be challenged by the IRS, or that we will be able to satisfy record keeping requirements which will be imposed on QEFs in the event that we qualify as a PFIC.

Controlled Foreign Corporation Status

If more than 50% of the voting power of all classes of stock or the total value of our stock is owned, directly or indirectly, by citizens or residents of the United States, United States domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section 7701(a)(31)), each of which own, directly or indirectly, 10% or more of our total combined voting power, we would be treated as a "controlled foreign corporation" or "CFC" under Subpart F of the Code. This classification would bring into effect many complex results including the required inclusion by such 10% U.S. Holders in income of their pro rata shares of our "Subpart F income" (as defined by the Code) and our earnings invested in "U.S. property" (as defined by Section 956 of the Code). In addition, under Section 1248 of the Code, if we are considered a CFC at any time during the five year period ending with the sale or exchange of our stock, gain from the sale or exchange of our common shares by such a 10% U.S. Holder at any time during the five year period ending with the sale or exchange is treated as ordinary dividend income to the extent of our earnings and profits attributable to the stock sold or exchanged. Because of the complexity of Subpart F, and because we may never be a CFC, a more detailed review of these rules is beyond of the scope of this discussion.

If we are both a PFIC and a CFC, we generally will not be treated as a PFIC with respect to any 10% U.S. Holders as described above. This rule generally will be effective for taxable years of 10% U.S. Holders beginning after 1997 and for our taxable years ending with or within such taxable years of such 10% U.S. Holders. Special rules apply to 10% U.S. Holders who are subject to the special PFIC taxation rules discussed above. Because of the complexity of Subpart F, a more detailed review of these rules is outside of the scope of this discussion.

ALL PROSPECTIVE INVESTORS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF PURCHASING OUR COMMON SHARES.


ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statement of operations data for each of the three years ended June 30, 2001, 2000 and 1999 and the consolidated balance sheet data as of June 30, 2001 and 2000 are derived from audited financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended June 30, 1998 and 1997 and the consolidated balance sheet data as of June 30, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included in this report.

                                                                       YEAR ENDED JUNE 30,
                                                    ------------------------------------------------------------------
                                                      2001          2000(1)        1999            1998          1997
                                                    ---------    ----------     --------        --------       -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
    DATA:
REVENUES:
     Licenses                                        $ 58,510       $ 37,384      $ 18,819       $ 11,311     $ 2,916
     Services and maintenance                          36,780         15,555         6,508          2,898         590
                                                     --------       --------      --------       --------     -------
         Total revenues                                95,290         52,939        25,327         14,209       3,506
                                                     --------       --------      --------       --------     -------
COST OF REVENUES:
     Licenses                                           3,800          2,141           536            401         121
     Services and maintenance                          20,166          8,147         3,078          1,281         387
                                                     --------       --------      --------       --------     -------
         Total cost of revenues                        23,966         10,288         3,614          1,682         508
                                                     --------       --------      --------       --------     -------

Gross profit                                           71,324         42,651        21,713         12,527       2,998

OPERATING EXPENSES:
     Sales and marketing                               51,230         31,165        16,830          9,226       2,646
     Research and development                          18,750          8,906         4,958          1,910       1,163
     General and administrative                        13,567          4,190         2,466          1,513         725
     Amortization of goodwill                          23,062          1,409            --             --          --
     In-process research and development and               --          6,979            --             --          --
     other charges                                   --------       --------      --------       --------     -------
         Total operating expenses                     106,609         52,649        24,254         12,649       4,534
                                                     --------       --------      --------       --------     -------

                                                                                         YEAR ENDED JUNE 30,
                                                        -------------------------------------------------------------------------
                                                             2001          2000(1)          1999           1998          1997
                                                        -----------     ----------        ---------      -------        --------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Loss from operations                                      (35,285)        (9,998)           (2,541)          (122)      (1,536)
Interest and other income (loss)                            3,333          2,193               (24)           136          142
                                                        ----------       ---------        ---------      --------      ---------
Income (loss) before income taxes                         (31,952)        (7,805)           (2,565)            14       (1,394)
Income taxes                                                  503            557               243             10           --
                                                        ----------       ---------        --------       --------      ---------
Net income (loss) for the period                         $(32,455)      $ (8,362)         $ (2,808)      $      4      $(1,394)
                                                        ==========      =========         =========      =========     =========
Basic and diluted earnings (loss) per share              $  (1.40)      $  (0.45)         $  (0.72)      $     --      $ (0.41)
Pro forma basic and diluted loss per share(2)                           $  (0.39)         $  (0.18)            --           --
Shares used to calculate  earnings (loss) per share
     Basic                                                 23,173         18,643             3,888          3,720        3,393
     Diluted                                               23,173         18,643             3,888         14,927        3,393
     Pro forma basic and diluted loss per share(2)                        21,339            15,940



                                                                                    AS OF JUNE 30,
                                                        -----------------------------------------------------------------------
                                                          2001             2000           1999           1998          1997
                                                        --------         --------        -------       -------        ------
                                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                $  13,247      $   4,734        $ 9,338        $ 1,202       $ 3,898
Working capital                                             58,366         28,297          7,257          3,317         4,417
Total assets                                               168,443        121,945         21,722         10,752         6,729
Long-term obligations                                          592             --             --             --            --
Redeemable convertible preferred shares                         --             --         17,500          9,500         9,500
Total shareholders' equity (deficit)                       128,201         96,097         (7,192)        (4,455)       (4,533)


NOTES:

     (1) Results for the year ended June 30, 2000 include a charge for in process research and development and other charges related to the acquisition of Exactium and Simba. See note 2 to consolidated financial statements.

     (2) See note 1 of notes to consolidated financial statements for an explanation of the method used to calculate basic and diluted per share amounts. The 2000 and 1999 amounts are calculated on a pro forma basis.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pivotal Corporation, incorporated in 1990 British Columbia, Canada, enables large and medium-sized businesses worldwide to increase, acquire and manage their customers by providing customer relationship management and electronic business solutions. Customer Relationship management and electronic business solutions automate and manage marketing, selling and servicing processes over the Internet and through traditional channels by integrating customer relationship management, electronic selling, electronic commerce and wireless technologies. We refer to our customer relationship management and electronic solutions as the Pivotal Customer Relationship Management and eBusiness solution suite. The Pivotal Customer Relationship Management and eBusiness solution suite is designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenues.

Our solutions are sold in 35 countries and are available in English, French, German and Spanish from Pivotal directly and Portuguese, Swedish, Japanese, Chinese and Hebrew from members of our Pivotal Alliance. Our worldwide customer base includes more than

1,300 organizations in traditional, commercial, public market sectors and in the new digital economy and includes companies such as ABN AMRO Securities LLC, American Medical Security Group Inc., Atlas Copco Airpower N.V., Belgacom France, Bombardier Aerospace, CIBC World Markets, Commonfund, Compuware Corporation Japan, Deloitte & Touche, Emerson Electric, Ericsson, Farm Credit Services of America, FLAG Telecom, Grantham, Mayo, Van Otterloo & Company L.L.C., Haldex Services Corporation, Heller Financial, Hitachi Telecom (USA) Inc., Intrawest Corporation, Kikkoman Corporation, KPMG, Miller Heiman, Inc., National Air Traffic Services, London, National City Bank of Minneapolis, NEC, Nissan Motor (Denmark), Novozymes North America, Inc., Panasonic SA, Principal Financial Group, Qiagen, RBC Dain Rauscher Wessels, Southern Company, Toshiba Information Systems Corporation, USFilter, and 1201 Financial & Insurance Services, Inc. We market and sell our solutions through a direct sales force as well as through third-party solution providers.

RECENT ACQUISITIONS

During the year ended June 30, 2001, we completed acquisitions including those described below which were accounted for under the purchase method of accounting. Accordingly, the results of operations of each acquisition are included in our consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

Ionysys Technology Corporation

On October 16, 2000, we acquired all of the assets of Ionysys Technology Corporation, a privately held provider of Internet solutions based in Vancouver, British Columbia. We paid an aggregate cash purchase price of $1.0 million including acquisition related expenditures of $360,000.

Project One Business Technologies Inc.

On October 31, 2000, we acquired all of the shares of Project One Business Technologies Inc., a privately held provider of Internet solutions specifically designed for the health care industry based in North Vancouver, British
Columbia. We paid an aggregate purchase price of $1.4 million consisting of 19,000 common shares and cash of $460,000, which includes acquisition related expenditures of $380,000.

The agreement for the acquisition of Project One also provided for additional consideration of approximately 96,000 common shares to be paid based on achieving specified product development and operating targets over the next 3 years. All earn-out payments will be recorded as additional purchase price when determinable. There were no earn-out payments required to be made in connection with the acquisition of Project One since acquisition to the period ended June 30, 2001.

Software Spectrum CRM, Inc.

On December 5, 2000,  we acquired  all of the shares of Software  Spectrum  CRM,
Inc. Software Spectrum, based in Dallas, Texas, delivers solutions and consulting expertise in multi-channel contact centers, demand chain network management and customer relationship management. We paid an aggregate purchase price of $7.5 million consisting of 138,000 common shares and cash of $1.9 million, which includes acquisition related expenditures of $1.2 million.

Inform, Inc.

On June 22, 2001, we acquired all of the shares of Inform Inc. a company located in Toronto, Canada, which specializes in implementation services for the financial services industry. We paid an aggregate purchase price of $1.3 million consisting of 45,446 common shares and cash of $359,000, including acquisition related expenditures of $266,000.

The total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

                                                   Project     Software
      (all amounts in thousands)       Ionysys       One       Spectrum     Inform     Other      Total
                                      ----------- ----------- ------------ -------------------- -----------
Consideration (inclusive of cash
   received of $372)
     Cash                                 $1,014        $460       $1,925       $359    $2,296      $6,054
     Fair value of common shares
     issued                                    -         904        5,549        951         -       7,404
                                      ----------- ----------- ------------ -------------------- -----------
                                          $1,014      $1,364       $7,474     $1,310    $2,296     $13,458
                                      =========== =========== ============ ==================== ===========


     See note 2 of the Consolidated Financial Statements for additional details related to these acquisitions.

SOURCE OF REVENUE AND REVENUE RECOGNITION POLICY

We derive our revenues from the sale of licenses and services and maintenance to end-users, value added resellers and application service providers and, to a lesser extent, through distribution of third party products. We recognize license revenues on delivery to the customer of our solutions if:

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

Our cost of license revenues primarily consists of costs related to media, the packaging and distribution of solutions, the related documentation and other production costs and royalty fees due to third parties for integrated technology. Our cost of services revenues includes salaries and related expenses for our implementation, consulting support and education organizations and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas based on their headcount. Our customers include a number of our suppliers. On occasion, we have purchased goods or services for our operations from these vendors at or about the same time we have licensed our software to these organizations. These transactions are negotiated separately and recorded at terms we consider to be arms-length.

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


RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data for each of the years in the three years ended June 30, 2001 expressed as a percentage of total revenues:

                                                                   Year ended June 30,
--------------------------------------------------------------------------------------------
                                                             2001          2000        1999
--------------------------------------------------------------------------------------------
REVENUES:
     Licenses                                                 61%           71%         74%
     Services and maintenance                                 39%           29%         26%
--------------------------------------------------------------------------------------------
         Total revenues                                      100%          100%        100%
--------------------------------------------------------------------------------------------
COST OF REVENUES:
     Licenses                                                  4%            4%          2%
     Services and maintenance                                 21%           15%         12%
--------------------------------------------------------------------------------------------
         Total cost of revenues                               25%           19%         14%
--------------------------------------------------------------------------------------------
Gross profit                                                  75%           81%         86%
--------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Sales and marketing                                      54%           59%         66%
     Research and development                                 20%           17%         20%
     General and administrative                               14%            8%         10%
     Amortization of goodwill                                 24%            3%          -
     In-process research and development and other charges     -            13%          -
--------------------------------------------------------------------------------------------
         Total operating expenses                            112%          100%         96%
--------------------------------------------------------------------------------------------
Loss from operations                                         (37%)         (19%)       (10%)

Interest and other income                                      4%            4%           -
--------------------------------------------------------------------------------------------
Loss before income taxes                                     (33%)         (15%)       (10%)

Income taxes                                                   1%           1%           1%
--------------------------------------------------------------------------------------------
Net loss                                                     (34%)         (16%)       (11%)
============================================================================================



YEARS ENDED JUNE 30, 2001 AND 2000

REVENUES

Total revenues increased 80% to $95.3 million for the year ended June 30, 2001 from $52.9 million for the year ended June 30, 2000.

Licenses

Revenues from licenses increased 57% to $58.5 million for the year ended June 30, 2001 from $37.4 million for the year ended June 30, 2000.

Our revenues from licenses increased due to sale of licenses to new customers and to follow-on sales to existing customers. These increases were attributable to increased market acceptance of our solutions and increased sales as a result of our expansion of our direct and indirect channels of distribution both in North America and internationally. In addition, we believe that the availability of new features added to the Pivotal Customer Relationship Management and eBusiness solution suite has increased revenues as this has extended the overall functionality of our solutions by permitting organizations to collaborate with customers and partners over the Internet. In recent months, the buying patterns of our potential customers were different than prior quarters due to economic downturn in North America. This weakening of the North American economy has resulted in longer sales cycles making it difficult to predict when sales of licenseswill close.

Revenues from licenses represented 61% and 71% of total revenues for the years ended June 30, 2001 and 2000, respectively. License revenues decreased as a percentage of total revenues primarily due to growth in our professional services business to meet the demand for implementation of our products. North American license revenues accounted for 67% and 72% of total license revenues in the years ended June 30, 2001 and 2000, respectively. International license revenues increased as a percentage of total revenues as demand for our products increased as we expanded our European and other international operations combined with a weakening U.S. economy. No single customer accounted for 10% or more of our revenues for the years ended June 30, 2001 and 2000.

Our license revenue growth depends on the overall demand for customer relationship management solutions and electronic business solutions. The overall demand for our software depends in large part on the general economic and business conditions. Due primarily to the general weakening of the U.S. economy in the first half of calendar 2001, we experienced a decrease in the year-on-year growth rate of our software license revenues in the fourth quarter of 2001. Software license revenues as a percentage of total revenues decreased from 64% in the three month ended December 31, 2000 to 62% in the third quarter ended March 31, 2001 and to 54% in the fourth quarter ended June 30, 2001. Software license revenues decreased as a percentage of total revenues primarily due to a slower growth rate of our software license revenues, which we believe was due primarily as a result of the weakening U.S. economy and the growth of our professional servicesdue to an increase in the number of technical support and maintenance contracts we obtained as our customer base grew.

Revenues are difficult to forecast and will be significantly influenced by the overall global economy and corporate spending trends.

Services and Maintenance

Revenues from services and maintenance increased 136% to $36.8 million for the year ended June 30, 2001 from $15.6 million for the year ended June 30, 2000. This resulted from an increase of $9.9 million in revenues from technical support and maintenance contracts, which entitles the customer to new versions of the product and to technical support and maintenance services and an increase of $11.3 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 39% and 29% of total revenues for the years ended June 30, 2001 and 2000, respectively. We believe that revenues from services and maintenance will continue to increase as a percentage of total revenues, due to an increase in the number of technical support and maintenance contracts we expect to obtain as our customer base grows. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on third parties to provide a majority of implementation services to our customers, rather than providing those services directly.

COST OF REVENUES

Total cost of revenues increased 133% to $24.0 million for the year ended June 30, 2001 from $10.3 million for the year ended June 30, 2000.

Licenses

Cost of revenues from licenses consists of costs relating to the packaging and distribution of solutions, related documentation and other production costs and royalty fees paid for incorporation of third-party solutions into our solutions.

Cost of revenues from licenses increased 77% to $3.8 million for the year ended June 30, 2001 from $2.1 million for the year ended June 30, 2000. The increase is due primarily to increased costs for third-party technology integrated with our solutions. Cost of revenues from licenses as a percentage of revenues from licenses was 6% for each of the years ended June 30, 2001 and 2000. We expect that the cost of licenses as a percentage of revenue from licenses will remain approximately the same for fiscal 2002.

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

Cost of revenues from services and maintenance increased 148% to $20.2 million for the year ended June 30, 2001 from $8.1 million for the year ended June 30, 2000. The increase in dollar amount resulted from the hiring of consulting, customer support and education personnel to support our growing customer base. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 55% and 52% for the years ended June 30, 2001 and 2000, respectively.

We expect that cost of revenues from services and maintenance will be comparable to the fourth quarter of fiscal 2001 as a percent of revenues from services and maintenance as we expand our service capabilities in international markets to support planned expansion of our international business and as we expand our consulting services.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, trade shows, advertising and promotion.

Sales and marketing expenses increased 64% to $51.2 million for the year ended June 30, 2001 from $31.2 million for the year ended June 30, 2000. The increase in dollar amounts reflects the expansion of our international sales capacity, which required an increase in the number of sales and marketing professionals. Sales and marketing expenses decreased as a percentage of total revenues to 54% in the year ended June 30, 2001 from 59% in the year ended June 30, 2000. This decrease of sales and marketing expenses as a percentage of total revenues resulted from the improved productivity of our sales and marketing personnel and programs.

During the fourth quarter ended June 30, 2001, we increased program spending which caused sales and marketing costs to increase as a percentage of revenue. These costs are expected to remain at approximately the same levels in the first quarter of fiscal 2002. We will continue to examine the level of sales and marketing costs based on our revenue projections.

Research and Development

Research and development expenses include costs associated with new products, enhancements of existing products and quality assurance activities and consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts.

Research and development expenses increased 111% to $18.8 million for the year ended June 30, 2001 from $8.9 million for the year ended June 30, 2000. The increase was due to the increase in the number of research and development employees. Research and development expenses were 20% and 17% of total revenues for the years ended June 30, 2001 and 2000, respectively. We expect to continue to keep research and development expenditures as the same percentage of revenues as we expand the Demand Chain Management solution suite.

General and Administrative

General and administrative expenses consist primarily of salaries and occupancy costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees and bad debt expense.

General and administrative expenses increased 224% to $13.6 million for the year ended June 30, 2001 from $4.2 million for the year ended June 30, 2000. General and administrative expenses were 14% and 8% of total revenues, respectively, for the same periods. The increase of $9.4 million in general and administrative expenses included $3.6 million of additional charges which related to the impairment of long-lived assets and an additional provision for doubtful accounts. The remaining $5.8 million increase in the general and administrative expenses during the year ended June 30, 2001 relates to the hiring of additional personnel and the implementation of internal financial and administrative systems.

The impairment of long-lived assets of $1.4 million relates to assets which we will no longer be using as we are currently re-configuring our business systems. The total bad debt expense was $3.6 million for the year ended June 30, 2001 which included an additional provision for doubtful accounts of $1.7 million during the fourth quarter ended June 30, 2001. This additional provision was made because we are experiencing delay in payments from certain customers due to a weakening in the North American economy.

Over the next year we expect general and administrative expenses to remain at approximately the same level as the fourth quarter ended June 30, 2001.

Amortization of Goodwill

Amortization of goodwill was $23.1 million in the year ended June 30, 2001. This amount is comprised of a full year of amortization and a partial year of amortization for additions to goodwill for acquisitions which totaled$15.1 million and $58.1 million for fiscal 2001 and 2000 respectively. Included in goodwill is $239,000 in additional consideration paid based on the net after-tax earnings of Transitif and license revenues received by Transitif from sale of licenses for our products. We are amortizing goodwill from these acquisitions over a period of three years. Amortization of goodwill totaling $1.4 million in the year ended June 30, 2000, related to goodwill of arising from the acquisitions of Transitif and Exactium.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We are required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002, but are permitted to adopt in the first quarter of fiscal 2002. We are currently evaluating the impact the adoption of these pronouncements may have on our financial position and results of operations; however, due to these pronouncements being issued in late July 2001 and due to our expectation that the FASB will issue further guidance with respect to the adoption of both SFAS No. 141 and 142, we are currently unable to determine the impact the adoption of these pronouncements may have on our financial position or results of operations. Although we cannot determine the impact the adoption of SFAS 141 and SFAS 142 will have on our operating results, once adopted there could be a material impact on future operating results if there was an impairment in the value of goodwill.

Pursuant to the foregoing, we estimate amortization of goodwill to be $27.4 million from existing acquisitions for the year ended June 30, 2002 if we do not adopt SFAS No. 141 and 142 effective in the first quarter of fiscal 2002. As we are subject to an annual goodwill valuation test on each balance sheet date, the charge to the Consolidated Statement of Operations could be higher if there were an impairment in the value of goodwill. If we choose to adopt SFAS 141 and 142 during the first quarter of fiscal 2002 SFAS No. 141 and SFAS No. 142 and further FASB guidance, we may not be required to continue amortizing past acquisitions. This determination has not been made at this time.

INTEREST AND OTHER INCOME (LOSS)

Interest and other income consists of earnings on cash and cash equivalents and short term investments net of interest expense and foreign exchange gains and losses. Interest and other income was $3.3 million and $2.2 million for the years ended June 30, 2001 and 2000, respectively. The increase of $1.1 million during the year ended June 30, 2001 was due primarily to our higher cash and cash equivalents and short-term investments. This was a result of the equity financing completed in November 2000, which generated $51.8 million net of expenses and brokers commissions. Interest and other income for the year ended June 30, 2001 included foreign exchange gains of $65,000 compared to losses of $168,000 for the year ended June 30, 2000. The other components of interest and other income were not material for the periods presented.

INCOME TAXES

The provision for income taxes was $503,000 and $557,000 for the years ended June 30, 2001 and 2000, respectively. These income tax amounts were attributable to our operations in the United States, the United Kingdom and France and were offset by $470,000 and $127,000 related to Canadian research and development tax incentives received during the years ended June 30, 2001 and 2000 respectively.

YEARS ENDED JUNE 30, 2000 AND 1999.

REVENUES

Total revenues increased 109% to $52.9 million for the year ended June 30, 2000 from $25.3 million for the year ended June 30, 1999.

Licenses

Revenues from licenses increased 99% to $37.4 million for the year ended June 30, 2000 from $18.8 million for the year ended June 30, 1999.

Our revenues from licenses increased due to sales to new customers and follow-on sales to existing customers. These increases were attributable to increased market acceptance of our solutions, increased sales as a result of our expansion of our direct and indirect channels of distribution and our marketing organization. We believe that the availability of our Pivotal eRelationship 2000 product suite and Pivotal eSelling 2000 product contributed to the increase in revenue from licenses, as they extended the overall functionality of our solutions by permitting organizations to collaborate with customers and partners over the Internet.

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

Services and Maintenance

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

OPERATING EXPENSES

Sales and Marketing

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

Research and Development

Research and development expenses increased 80% to $8.9 million for the year ended June 30, 2000 from $5.0 million for the year ended June 30, 1999. The increase was due to the increase in the number of research and development employees as we expanded our Customer Relationship Management and eBusiness solution suite. Research and development expenses were 17% and 20% of total revenues for the years ended June 30, 2000 and 1999, respectively. This decrease in the percentage of research and development expenditures compared to total revenues resulted from the higher growth rate of revenues in the year ended June 30, 2000 compared to the growth rate of research and development expenditures.

General and Administrative

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

In-Process Research and Development and Other Charges

During the year ended June 30, 2000, we recorded in-process research and development charges of $4.7 million related to the acquisitions of Exactium and Simba. These amounts were expensed as the underlying projects had not reached technical feasibility, had no alternative future uses and successful development was uncertain. We also recorded a write-down of $2.3 million of our other assets which were made redundant as a result of the acquisitions of Exactium and Simba.

Exactium Ltd.

On June 2, 2000, we completed the purchase of Exactium and recorded a charge to income of $2.8 million, or $0.15 per share, for in-process research and development.

Purchased in-process research and development was related to the completion of Exactium's electronic selling technology and its integration into our solutions. At the time of acquisition, a prototype of Exactium's product existed and was being used in limited trials. This prototype was not stable or sufficiently developed to be scaleable on an enterprise-wide basis. We estimated that Exactium's product was approximately 80% complete as of the acquisition date. There was a considerable amount of uncertainty related to increasing the product's scalability for deployment on an enterprise-wide basis, improving the stability of the application and identifying and fixing bugs. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, we recorded a charge of $2.8 million in the fourth quarter of fiscal year 2000 related to the acquired in-process research and development.

Our valuation of in-process research and development was based upon the forecasted operating cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate commensurate with the risk involved in completing the acquired in-process technology. The forecasted cash flows assumed inclusion of the product developed from acquired technology into our existing product suite. The purchased in-process research and development expense related to completion of Exactium's eSelling 2000 product. This product was completed in late June 2000. We estimated that revenues related to the sale of solutions incorporating Exactium's technology would commence in the year ending June 30, 2001 and would increase thereafter. Revenue increases were based upon the historical growth rate of software sales for the customer relationship management and electronic business market.

The estimated operating costs as a percentage of estimated revenue were based upon our normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 40%. Net cash flows were discounted to their present value at the acquisition date using an appropriate after-tax risk-adjusted discount rate reflecting the risk of unproven but partially developed software products.

The Exactium technology was subsequently completed and the eSelling product was released in late June 2000.

Simba Technologies Inc.

On June 26, 2000, we completed the purchase of Simba. We recorded a charge to income of $1.9 million for in-process research and development or $0.10 per share.

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

Our valuation of the acquired research and development was based upon the present value of forecasted operating cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate commensurate with the risk involved in completing the acquired technology. The forecasted cash flows assumed inclusion of the product developed from acquired technology into our existing product suite.

Our valuation of acquired research and development was prepared using the income approach and contemplated that sales of solutions incorporating Simba's technology would commence in late 2000 and increase thereafter. Revenue increases were based upon our historical growth rate and that of software sales for the electronic marketing market. Operating costs as a percentage of revenue were estimated based upon our normal operating margin. Operating cash flows were reduced by an expected effective tax rate of 40%. Net cash flows were discounted to their present value at the acquisition date using an appropriate after-tax risk-adjusted discount rate reflecting the risk of unproven but partially developed solutions.

To date, progress and development costs incurred on the Simba technology has been in line with our initial expectations.

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

INTEREST AND OTHER INCOME (LOSS)

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


                                                                   Three months ended
---------------------------------------------------------------------------------------------------------------------------
(all amounts in thousands)           Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,    June 30,
                                       1999       1999       2000       2000       2000        2000       2001        2001
----------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Licenses                         $6,097    $  8,026   $ 10,125   $ 13,136   $13,768    $ 16,346   $ 16,368    $ 12,028
     Services and maintenance          2,578       3,516      4,412      5,049     7,290       9,385     10,026      10,079
----------------------------------------------------------------------------------------------------------------------------
         Total revenues                8,675      11,542     14,537     18,185    21,058      25,731     26,394      22,107
----------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
     Licenses                            284         410        635        812       866         979      1,009         946




    Services and maintenance           1,368       1,813      2,295      2,671     3,870       4,979      5,346       5,971
----------------------------------------------------------------------------------------------------------------------------
         Total cost of revenues        1,652       2,223      2,930      3,483     4,736       5,958      6,355       6,917
----------------------------------------------------------------------------------------------------------------------------
Gross profit                           7,023       9,319     11,607     14,702    16,322      19,773     20,039      15,190
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Sales and marketing                 5,715       6,917      8,214     10,319    11,498      12,914     12,689      14,129
   Research and development            1,569       2,125      2,409      2,803     3,917       4,509      5,096       5,228
   General and administrative            707         968      1,197      1,318     1,776       2,100      2,787       6,904
   Amortization of goodwill               --          32         97      1,280     4,995       5,405      6,068       6,594
   In-process research and
      development and other charges       --          --         --      6,979        --          --         --          --
----------------------------------------------------------------------------------------------------------------------------
         Total operating expenses      7,991      10,042     11,917     22,699    22,186      24,928     26,640      32,855
----------------------------------------------------------------------------------------------------------------------------
Loss from operations                    (968)       (723)      (310)    (7,997)   (5,864)     (5,155)    (6,601)    (17,665)
Interest and other income                357         685        673        478       343         644        994       1,352
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes       (611)        (38)       363     (7,519)   (5,521)     (4,511)    (5,607)    (16,313)
Income tax expense (recovery)             75         126        139        217       (67)        170         56         344
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $ (686)   $   (164)  $    224   $ (7,736)  $(5,454)   $ (4,681)  $ (5,663)   $(16,657)
=============================================================================================================================

                                                               Three months ended
-----------------------------------------------------------------------------------------------------------------------------
                                 Sept. 30,   Dec. 31,     Mar. 31,     June 30,     Sept. 30,    Dec. 31,  Mar. 31, June 30,
                                   1999        1999         2000         2000         2000         2000      2001     2001
------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Licenses                          70%         70%          70%          72%          65%          64%       62%      54%
  Services and maintenance          30%         30%          30%          28%          35%          36%       38%      46%
-----------------------------------------------------------------------------------------------------------------------------
    Total revenues                 100%        100%         100%         100%         100%         100%      100%     100%
-----------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
  Licenses                           3%          3%           4%           4%           4%           4%        4%       4%
  Services and maintenance          16%         16%          16%          15%          18%          19%       20%      27%(1)
-----------------------------------------------------------------------------------------------------------------------------
    Total cost of revenues          19%         19%          20%          19%          22%          23%       24%      31%
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                        81%         81%          80%          81%          78%          77%       76%      69%
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Sales and marketing               66%         60%          56%          57%          55%          50%       48%      64%(2)
  Research and development          18%         19%          17%          15%          19%          18%       19%      24%
  General and administrative         8%          8%           8%           7%           8%           8%       11%      31%(3)
  Amortization of goodwill          --          --            1%           7%          24%          21%       23%      30%
  In-process research and
    development and other charges   --          --           --           39%          --           --        --       --
-----------------------------------------------------------------------------------------------------------------------------
    Total operating expenses        92%         87%          82%         125%         106%          97%      101%     149%
-----------------------------------------------------------------------------------------------------------------------------
Loss from operations               (11%)        (6%)         (2%)        (44%)        (28%)        (20%)     (25%)    (80%)

Interest and other income            4%          6%           5%           3%           2%           3%        4%       6%
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes   (7%)        --            3%         (41%)        (26%)        (17%)     (21%)    (74%)

Income taxes                         1%          1%           1%           1%           -            1%        -        1%
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                   (8%)        (1%)          2%         (42%)        (26%)        (18%)     (21%)    (75%)
=============================================================================================================================

(1) Cost of revenues for services and maintenance increased during the fourth quarter as a result of increased numbers of technical support and maintenance contracts we obtained as our customer base grew.
(2) During the fourth quarter ended June 30, 2001, we increased program spending which caused sales and marketing costs to increase as a percentage of revenue. These costs are expected to remain approximately the same in the first quarter of fiscal 2002. We will continue to examine the level of sales and marketing costs based on revenue projections.
(3) Fourth quarter general and administrative expenses includes $3.6 million for non recurring charges which related to the impairment of long lived assets and an additional provision for doubtful accounts.

For the years ended June 30, 1999 and 2000 we experienced an increase in revenues during our fourth fiscal quarter, which we believe was primarily related to sales compensation policies and annual objectives. We believe the decrease in revenue in the quarter ended June 30, 2001 is due to the current economic slowdown and related reluctance of companies to acquire significant software and systems at this time. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European license revenues in the quarters ended September 30.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had $13.2 million in cash and cash equivalents, $55.5 million in short term investments and $58.4 million in working capital. During the quarter ended December 31, 2000, we successfully concluded an equity financing in Canada, generating $51.8 million, net of expenses and brokers' commissions.

Our cash and cash equivalents and short-term investments increased to $68.7 million as of June 30, 2001 from $35.5 million as of June 30, 2000. Our working capital increased to $58.4 million at June 30, 2001 from $28.3 million at June 30, 2000. The increase is partly attributable to the equity financing completed November 28, 2000, which generated $51.8 million, net of expenses and broker commissions, offset by acquisitions and working capital requirements.

Net cash used in operating activities for the year ended June 30, 2001 was $4.5 million compared to net cash generated of $4.9 million in the same period in 2000.

Net cash used in investing activities was $43.2 million and $54.3 million for the year ended June 30, 2001 and 2000, respectively. During the years ended June 30, 2001 and 2000, we used $24.7 million and $30.8 million, respectively, for net purchases of short-term investments. Capital expenditures totalled $6.8 million and $6.1 million for the years ended June 30, 2001 and 2000, respectively. Long-term investments and other assets totaled $6.3 million and $2.9 million for the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2001, we used $5.4 million (net of cash acquired) on acquisitions including Ionysys, Project One , Software Spectrum, and Inform. During the year ended June 30, 2000, we used $14.5 million (net of cash acquired) on the acquisitions of Transitif, Exactium and Simba.

Cash provided by financing activities was $56.2 million and $44.8 million for the years ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities resulted from the issuance of common shares.

Our principal source of liquidity at June 30, 2001 was our cash, cash equivalents and short-term investments of $68.7 million. We have a credit facility with a Canadian chartered bank which includes a revolving term operating line of $2.0 Million (CDN $3.0 Million), bearing interest at the bank's prime rate plus 1% per year, secured by a charge on all our current and future personal property. As of June 30, 2001 and 2000, no amounts were outstanding under the credit facility.

O ur accounts receivable at June 30, 2001, were 101 days of sales outstanding, which is above our target range of 76 to 80 days. Days of sales outstanding increased because our international revenues represented a higher percentage of total revenue. International receivables, on average, tend to lag over North American receivables. In addition, our accounts receivables included amounts with extended payment terms that were not due at June 30, 2001.

In June 2000, we entered into a $723,000 (Cdn. $ 1.1 million) irrevocable letter of credit with a Canadian chartered bank. The letter of credit expired June 19, 2001. Subsequent to June 30, 2001, we entered into a new irrevocable letter of credit with the same bank for $2.5 Million (Cdn $3.8 million). The letter of credit, which expires July 3, 2002, collaterizes our obligations to a third party for tenant improvement costs.

We believe that the total amount of cash and cash equivalents and short-term investments, along with the credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes at least for the next twelve months. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms, or at all.

AUDIT COMMITTEE

We have established an Audit Committee of the Board of Directors, the charter of which is to oversee the activities of management and our external auditors as they relate to the financial reporting process. Currently, the Audit Committee was comprised of Robin Louis, Jeremy Jaech and Steven Gordon. In particular, the Audit Committee's role includes ensuring that management properly develops and adheres to a sound system of internal controls, and that our external auditors, through their own review, assess the effectiveness of those controls and management's adherence to them.

In fulfilling their responsibilities, the Audit Committee conducted regular, quarterly meetings with our external auditors. In these meetings, the Audit Committee discussed with management and our external auditors the quality and acceptability of accounting policies and significant transactions or issues encountered during the period. In addition, the Audit Committee met with our external auditors independent of management to provide for independent and confidential assessment of management and the internal controls as they relate to the quality and reliability of our financial statements. In the year ended June 30, 2001, we adopted an Audit Committee Charter as required by the Nasdaq Stock Exchange, Inc. in compliance with the Nasdaq Stock Exchange, Inc.'s Marketplace Rules. We are committed to supporting this process and the Audit Committee in fulfilling their role of ensuring the integrity of our internal controls and financial reporting.

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

Our sales and corresponding receivables are substantially in U.S. dollars. Through our operations in Canada and outside North America, we incur the majority of our research and development, customer support costs and administrative expenses in Canadian and other local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. We have evaluated our exposure to these risks and have determined that our only significant foreign currency exposure at this time is to the Canadian dollar through our operations in Canada. At this time, we do not believe our exposure to other currencies is material.

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

At June 30, 2001, we had no outstanding currency forward exchange contracts, because forward contracts generally mature at the end of a quarterly period. As of June 30, 2000, we had outstanding currency forward exchange contracts of $5.5 million. During the year ended June 30, 2001, we recorded a foreign exchange gain of $65,000 compared to a loss of $168,000 from the unhedged portion of our foreign currency exposure during the year ended June 30, 2000.

INTEREST RATE RISK

We invest our cash in a variety of short-term financial instruments, including government bonds, commercial paper and money market instruments. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. These investments are typically denominated in U.S. dollars. Cash balances in foreign currencies are operating balances and are only invested in demand or short-term deposits of the local operating bank.

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

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. Based on a sensitivity analysis performed on our balances as of June 30, 2001, the fair value of our short term investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Pivotal Corporation

We have audited the accompanying consolidated balance sheets of Pivotal Corporation as of June 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pivotal Corporation as of June 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Vancouver, Canada
July 20, 2001

                               PIVOTAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
         (Expressed in United States dollars; all amounts in thousands)


                                                                                             June 30,
                                                                                  -----------------------------
                                                                                       2001             2000
                                                                                  --------------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  13,247        $   4,734
   Short-term investments                                                              55,468           30,788
   Accounts receivable                                                                 26,610           16,764
   Prepaid expenses                                                                     2,691            1,859
                                                                                  --------------    -----------
Total current assets                                                                   98,016           54,145
Property and equipment, net                                                             9,183            7,231
Goodwill, intangibles and other assets, net                                            61,244           60,569
                                                                                  --------------    -----------
Total assets                                                                        $ 168,443        $ 121,945
                                                                                  ==============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                         $  25,324        $  16,877
   Deferred revenue                                                                    13,810            8,971
   Current portion of obligations under capital leases and
     long-term debt                                                                       516                -
                                                                                  --------------    -----------
Total current liabilities                                                              39,650           25,848

Non-current portion of obligations under capital leases and
   long-term debt                                                                         592                -
                                                                                  --------------    -----------
Total liabilities                                                                     40,242           25,848
Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred shares, undesignated, no par value, authorized
     shares - 20,000 at June 30, 2001 and June 30, 2000; no shares
     issued and outstanding                                                                 -                -
   Common shares and additional paid-in capital, no par value, authorized shares - 200,000 at June 30, 2001 and June 30, 2000;
     issued and outstanding shares - 23,933 and 22,057 at June 30, 2001
     and June 30, 2000, respectively                                                  176,728          112,078
   Deferred share-based compensation                                                      (81)            (193)
   Accumulated other comprehensive loss                                                  (203)               -
   Accumulated deficit                                                                (48,243)         (15,788)
                                                                                  --------------    -----------
Total shareholders' equity                                                            128,201           96,097
                                                                                  --------------    -----------
Total liabilities and shareholders' equity                                          $ 168,443        $ 121,945
                                                                                  ==============    ===========


        See accompanying Notes to the Consolidated Financial Statements.

                               PIVOTAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States dollars;
                all amounts in thousands except per share data)



                                                                              Years ended June 30,
                                                                   -----------------------------------------
                                                                      2001            2000           1999
                                                                   ----------      ----------     ----------
Revenues:
   License                                                         $  58,510       $  37,384      $  18,819
   Services and maintenance                                           36,780          15,555          6,508
                                                                   ----------      ----------     ----------
Total revenues                                                        95,290          52,939         25,327
                                                                   ----------      ----------     ----------
Cost of revenues:
   License                                                             3,800           2,141            536
   Services and maintenance                                           20,166           8,147          3,078
                                                                   ----------      ----------     ----------
Total cost of revenues                                                23,966          10,288          3,614
                                                                   ----------      ----------     ----------
Gross profit                                                          71,324          42,651         21,713
                                                                   ----------      ----------     ----------
Operating expenses:
   Sales and marketing                                                51,230          31,165         16,830
   Research and development                                           18,750           8,906          4,958
   General and administrative                                         13,567           4,190          2,466
   Amortization of goodwill                                           23,062           1,409              -
   In process research and development and other charges                   -           6,979              -
                                                                   ----------      ----------     ----------
Total operating expenses                                             106,609          52,649         24,254
                                                                   ----------      ----------     ----------
Loss from operations                                                 (35,285)         (9,998)        (2,541)
Interest and other income (loss)                                       3,333           2,193            (24)
                                                                   ----------      ----------     ----------
Loss before income taxes                                             (31,952)         (7,805)        (2,565)
Income taxes                                                             503             557            243
                                                                   ----------      ----------     ----------
Net loss for the year                                              $ (32,455)      $  (8,362)     $  (2,808)
                                                                   ==========      ===========    ==========
Loss per share
   Basic and diluted                                               $   (1.40)      $   (0.45)     $   (0.72)
   Pro forma basic and diluted                                                     $   (0.39)     $   (0.18)

Weighted average number of shares used to
  calculate loss per share:
   Basic and diluted                                                  23,173          18,643          3,888
   Pro forma basic and diluted                                                        21,339         15,940




        See accompanying Notes to the Consolidated Financial Statements.

                               PIVOTAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (Expressed in United States dollars;
                all amounts in thousands except per share data)



                                           Common Shares
                                                and
                             Class A        Additional
                           Convertible        Paid-in        Class B                  Accumulated
                         Preferred Shares     Capital     Common Shares   Deferred        Other                       Total
                          -------------- ---------------- -------------  Share-based  Comprehensive  Accumulated   Shareholders'
                          Shares  Amount Shares   Amount  Shares Amount Compensation      Loss         Deficit     Equity (Deficit)
                          ------  ------ ------  -------- ------ ------ ------------  -------------  -----------   ---------------
Balance, June 30, 1998    2,000   $ 83    3,853   $    80     -   $  -      $     -     $       -     $ (4,618)       $  (4,455)
Issuance of common
 shares on exercise
 of stock options             -      -       78        14     -      -            -             -            -               14
Conversion of common
 shares into Class B
 common shares                -      -     (477)       (4)  477      4            -             -            -                -
Deferred share-based
 compensation                 -      -        -       473     -      -         (473)            -            -                -
Amortization of
 share-based
 compensation                 -      -        -         -     -      -           57             -            -               57
Net loss                      -      -        -         -     -      -            -             -       (2,808)          (2,808)
                          ------  ------ ------  -------- ------ ------ ------------  -------------  -----------   ---------------
Balance, June 30, 1999    2,000     83    3,454       563   477      4         (416)            -       (7,426)          (7,192)
Conversion of
 Class B common shares
 into common shares           -      -      477         4  (477)    (4)           -             -            -                -
Conversion of
 Class A preferred
 shares into common
 shares                  (2,000)   (83)   2,000        83     -      -            -             -            -                -
Conversion of redeemable
 convertible preferred
 shares  into common
 shares                       -      -   10,052    17,500     -      -            -             -            -           17,500
Issuance of common shares
 on exercise of
 stock options                -      -      375       995     -      -            -             -            -              995
Issuance of common shares
 on initial public
 offering, net of
 offering costs               -      -    3,975    43,101     -      -            -             -            -           43,101
Issuance of common shares
 related to Employee
 Stock Purchase Plan          -      -       69       707     -      -            -             -            -              707
Acquisitions                  -      -    1,655    49,125     -      -            -             -            -           49,125
Amortization of
 share-based
 compensation                 -      -        -         -     -      -          223             -            -              223
Net loss                      -      -        -         -     -      -            -             -       (8,362)          (8,362)
                          ------  ------  ------   ------ ------ ------ ------------  -------------  -----------   ---------------
Balance, June 30, 2000        -      -   22,057   112,078     -      -         (193)            -      (15,788)          96,097
Tax benefit from employee
 stock option plans           -      -        -       876     -      -            -             -            -              876
Issuance of common shares
 on exercise of
 stock options                -      -      506     3,109     -      -            -             -            -            3,109
Issuance of common shares
 related to Employee Stock
 Purchase Plan                -      -       72     1,440     -      -            -             -            -            1,440
Acquisitions                  -      -      298     7,404     -      -            -             -            -            7,404
Amortization of
 share-based
 compensation                 -      -        -         -     -      -          112             -            -              112
Compensation related to
 stock options                -      -        -        65     -      -            -             -            -               65
Issuance of common shares
 on equity financing,
 net of offering costs        -      -    1,000    51,756     -      -            -             -            -           51,756
Unrealized loss on
 available-for-sale
 investment                   -      -        -         -     -      -            -          (203)           -             (203)
Net loss                      -      -        -         -     -      -            -             -      (32,455)         (32,455)
                          ------  ------ ------  -------- ------ ------ ------------  -------------  -----------   ---------------
Balance, June 30, 2001        -  $   -   23,933  $176,728         $  -      $   (81)    $    (203)    $(48,243)       $ 128,201
                          ======  ====== ======  ======== ====== ====== ============  =============  ===========   ===============

        See accompanying Notes to the Consolidated Financial Statements.

                               PIVOTAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Expressed in United States dollars; all amounts in thousands)



                                                                                            Years ended June 30,
                                                                              -------------------------------------------
                                                                                  2001           2000            1999
                                                                              ------------   ------------    ------------
Cash flows from operating activities:
   Net loss for the year                                                       $ (32,455)      $ (8,362)      $  (2,808)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
        Amortization of goodwill                                                  23,062          1,409               -
        Depreciation                                                               4,556          2,215           1,017
        In process research and development and other charges                          -          6,979               -
        Tax benefit from employee stock option plans                                 876              -               -
        Impairment loss on property and equipment                                    948              -              52
        Amortization of deferred share-based compensation                            112            223              57
        Non-cash share-based compensation expense                                     65              -               -
        Change in operating assets and liabilities                                (1,368)         2,469           4,196
                                                                              ------------   ------------    ------------
   Net cash (used in) provided by operating activities                            (4,204)         4,933           2,514
                                                                              ------------   ------------    ------------
Cash flows for investing activities:
   Purchases, sales and maturities of short-term investments, net                (24,680)       (30,788)              -
   Purchase of property and equipment                                             (6,833)        (6,110)         (2,392)
   Purchase of long-term investments and other assets                             (6,276)        (2,921)              -
   Acquisitions (net of cash acquired)                                            (5,682)       (14,520)              -
                                                                              ------------   ------------    ------------
Net cash used in investing activities                                            (43,471)       (54,339)         (2,392)
                                                                              ------------   ------------    ------------
Cash flows from financing activities:
   Net proceeds from equity financing                                             51,756              -               -
   Net proceeds from initial public offering of common shares                          -         43,101               -
   Proceeds from issuance of common shares                                         4,550          1,701              14
   Repayment of long-term debt                                                      (118)             -               -
   Proceeds from issuance of redeemable convertible preferred shares                   -              -           8,000
                                                                              ------------   ------------    ------------
Net cash provided by financing activities                                         56,188         44,802           8,014
                                                                              ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents                               8,513         (4,604)          8,136
Cash and cash equivalents, beginning of period                                     4,734          9,338           1,202
                                                                              ------------   ------------    ------------
Cash and cash equivalents, end of period                                       $  13,247       $  4,734       $   9,338
                                                                              ============   ============    ============
Supplemental cash flow disclosure:
   Income taxes (recovered) paid                                               $    (132)      $    324       $     137
                                                                              ============   ============    ============
   Interest paid                                                               $      10      $       1      $        -
                                                                              ============   ============    ============
Supplemental non-cash investing disclosure:
   Issuance of common shares and options on acquisitions                         $ 7,404       $ 49,125       $       -
                                                                              ============   ============    ============
Supplemental non-cash financing disclosure:
   Issuance of common shares and options on acquisitions                         $ 7,404       $ 49,125       $       -
                                                                              ============   ============    ============
   Conversion of preferred shares into common shares                             $     -       $ 17,583       $       -
                                                                              ============   ============    ============



        See accompanying Notes to the Consolidated Financial Statements.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Company

     Pivotal Corporation enables large and medium-sized businesses worldwide to make, serve, and manage customers efficiently and intelligently by providing customer relationship management and electronic business solutions based on Microsoft standards. Pivotal helps companies manage collaborative relationships between customers, business partners, and employees; guides intelligent commerce transactions across multiple channels; and seamlessly integrates the demand side of business with the supply side. Pivotal's software solutions include Pivotal eRelationship, developed to manage business relationships, Pivotal eSelling, designed to sell complex products over the Internet, and Pivotal ePower, an integrated Internet application platform that is built on best-in-class resources.

     Principals of Consolidation

     These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Pivotal and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Revenue Recognition

     The Company recognizes revenue in accordance with accounting standards for software companies including Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements.

     Pivotal  generates  revenues through two sources:  (1) license revenues and
     (2) services and maintenance revenues. License revenues are normally generated from licensing with end-users, value-added resellers (VARs) and application service providers and, to a lesser extent, through distribution of third party products. When software licenses are sold indirectly to end-users through VARs, Pivotal recognizes as revenue only the fee payable from the reseller upon sell-through to the end-customer by the reseller. Service revenues are generated from consulting services, education and maintenance.

     Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Pivotal's agreements with its customers and resellers do not contain product return rights. Revenues for license arrangements with payment terms extending beyond one year are recognized periodically as payments become due, provided all other conditions for revenue recognition are met.

     Maintenance revenues are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation and use of Pivotal's software products. Revenues from consulting and education services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized separately on shipment of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent on acceptance of services, Pivotal defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition (Continued)

     During the fourth quarter of fiscal 2001, Pivotal adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101). The adoption of SAB 101 did not have a material effect on Pivotal's consolidated financial position or results of operations.

     Pivotal's customers include a number of suppliers. On occasion, Pivotal has purchased goods or services for Pivotal's operations from vendors on or about the same time Pivotal has licensed its software to these organizations. These transactions are separately negotiated and recorded at amounts and terms Pivotal considers to be at arm's-length.

     Cost of Revenues

     Cost of license revenues consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of services and maintenance revenues consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Pivotal.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, income taxes and contingencies. Actual results may differ from those estimates.

     Cash and Cash Eqivalents

     Cash equivalents consist of highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less and are recorded at cost.

     Short-Term Investments

     Under Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment.

     Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included in equity as a separate component of shareholders' equity.

     Short-term investments consist of money market instruments with maturities of less than one year. As at June 30, 2001, Pivotal's short-term investments consisted solely of held-to-maturity investments and their carrying value was substantially the same as their market value.

     Investments in Public Companies

     At June 30, 2001, Pivotal held an investment in a publicly traded company in which it has less than 20% of the voting rights and in which it does not exercise significant influence. The investment is included in goodwill, intangibles and other assets and is recorded at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in accumulated other comprehensive loss.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investments in Non-Public Companies

     Pivotal has certain investments in non-publicly traded companies in which it has less than 20% of the voting rights and in which it does not exercise significant influence. These investments are included in goodwill and other assets and are carried at cost. Pivotal monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

     Fair Value of Financial Instruments

     At June 30, 2001 and 2000, Pivotal has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, investments in public and non-public companies, accounts payable and accrued liabilities, and at June 30, 2001, long-term debt. The carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities approximates their fair value based on their liquidity or based on their short-term nature. At June 30, 2001, the carrying value of long-term debt also approximates fair value.

     The fair values of investments in publicly traded companies are determined using quoted market prices for those securities. The fair values of investments in non-publicly traded companies are not readily determinable.

     Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided using the following rates and methods:

           Computer software                  2 year straight line
           Computer hardware and equipment    30% declining balance or 3 year
                                                straight line
           Furniture and fixtures             20% declining balance

     Leasehold improvements are amortized using the straight-line method over three to five years.

     Goodwill, Intangibles and other Assets

     Goodwill, core technology and other intangible assets are carried at cost less accumulated amortization and are being amortized on a straight-line basis over the economic lives of the respective assets, generally three years.

     Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In 2001, Pivotal recorded an impairment loss of $948 related to long-lived assets having carrying values in excess of the cash flows expected to result from their disposal. No such impairment losses had been identified by Pivotal for the years ended June 30, 2000 and 1999.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Research and Development

     Research and development costs, which consist primarily of software development costs, are expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, provides for the capitalization of certain software development costs after technological feasibility of the software is established. Under Pivotal's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. No such costs have been capitalized because the impact of capitalizing such costs would not be material.

     Concentration of Credit Risk

     Financial instruments that potentially subject Pivotal to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are custodied with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Pivotal's customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. Pivotal performs ongoing credit evaluations of its customers and does not require collateral or other security to support credit sales. Pivotal provides an allowance for bad debts based on historical experience and specifically identified risks. During 2001, 2000 and 1999, no single customer accounted for more than 10% of revenues.

     Derivation Financial Instruments

     Pivotal's use of derivative financial instruments is limited to short-term foreign currency forward exchange contracts also referred to as forward contracts, used to manage exposure related to certain Canadian currency transactions. Pivotal does not enter into derivative financial instruments for trading purposes. Pivotal identifies future Canadian currency commitments and enters into forward contracts to hedge exposure to fluctuations in the Canadian dollar. Gains and losses on forward contracts that are designated and effective as hedges of firm foreign currency commitments are recognized when the related transaction is recognized. Gains and losses not meeting the criteria for hedge accounting are recognized in operations in the current period.

     As of June 30, 2001, Pivotal had no outstanding forward contracts.

     As at June 30, 2000, Pivotal had outstanding forward contracts to purchase Canadian dollars for U.S.$5.5 million. The unrealized loss on these contracts at June 30, 2000 was $79.

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

     Advertising

     Pivotal expenses advertising costs as they are incurred. Advertising expense is included in sales and marketing expenses and amounted to $1,305, $924 and $538 in 2001, 2000 and 1999, respectively.

     Income Taxes

     Pivotal accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. This statement provides for a liability approach under which deferred income taxes are provided based upon currently enacted tax laws and rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Share-Based Compensation

     As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, Pivotal has accounted for employee stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and has made the pro forma disclosures required by SFAS No. 123 in Note 11.

     Deferred compensation charges arise from those situations where options are granted at an exercise price lower than the deemed fair value of the underlying common shares. These amounts are amortized as charges to operations, over the vesting periods of the individual stock options.

     Loss per common share

     Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share amounts reflect the potential dilution by including other common share equivalents, including stock options and redeemable convertible preferred shares, in the weighted average number of common shares outstanding for a period, if dilutive.

     Pro forma loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding at the beginning of the fiscal year. No convertible preferred shares were outstanding during the year ended June 30, 2001.

     Pivotal had a net loss for all periods presented herein; therefore, none of the stock options outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive.

     The following table sets forth the computation of basic and diluted, and pro forma basic and diluted loss per share:

                                                                            Years ended June 30,
                                                                  --------------------------------------
                                                                     2001          2000          1999
                                                                  ----------    ----------    ----------
     Net loss (A)                                                 $ (32,455)    $  (8,362)    $  (2,808)
                                                                  ==========    ==========    ==========
     Weighted average number of
        common shares outstanding (B)                                23,173        18,643         3,888
                                                                  ==========
     Pro forma adjustment for convertible preferred shares                          2,696        12,052
                                                                                ----------    ----------
     Pro forma basic and diluted weighted average
        number of shares (C)                                                       21,339        15,940
                                                                                ==========    ==========
     Loss per share
        Basic and diluted (A/B)                                   $   (1.40)    $   (0.45)    $   (0.72)
        Pro forma basic and diluted (A/C)                                       $   (0.39)    $   (0.18)

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other
     Intangible Assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

     Pivotal is required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002, but is permitted to adopt them in the first quarter of 2002. Pivotal is currently evaluating the impact that the adoption of these pronouncements may have on its financial position and results of operations; however, due to these pronouncements being issued in late July 2001 and due to the Pivotal's expectations that the FASB will issue further guidance with respect to adoption of both SFAS No. 141 and No. 142, Pivotal is currently unable to determine the impact that the adoption of these pronouncements may have on its financial position or results of operations.

     Reclasifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.


2.   BUSINESS COMBINATIONS

     During the years ended June 30, 2001 and 2000, Pivotal completed the acquisitions described below which were accounted for using the purchase method of accounting. Accordingly, the results of operations of each acquisition are included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition.

     Fiscal 2001

     Ionysys Technology Corporation

     On October 16, 2000, Pivotal acquired 100% of Ionysys Technology Corporation, a privately held company providing consulting and implementation services related to Internet solutions based in Vancouver, British Columbia. Pivotal paid an aggregate cash purchase price of $1,014 including acquisition related expenditures of $360.

     Project One Business Technologies Inc.

     On October 31, 2000, Pivotal acquired 100% of Project One Business Technologies Inc., a privately held company providing consulting and implementation services specifically designed for the health care industry based in North Vancouver, British Columbia. Pivotal paid an aggregate purchase price of $1,364 consisting of 19 common shares and cash of $460, which includes acquisition related expenditures of $380.

     The agreement for the acquisition of Project One also provided for additional consideration to a maximum of approximately 96 common shares to be paid based on achieving certain targets over the next 3 years. All share consideration will be recorded as additional purchase price when issued. No shares were required to be issued in connection with the acquisition of Project One during the period ended June 30, 2001.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


2.   BUSINESS COMBINATIONS (Continued)

     Sofware Spectrum CRM, Inc.

     On December 5, 2000, Pivotal acquired 100% of Software Spectrum CRM, Inc.. Software Spectrum, based in Dallas, Texas, delivers solutions and consulting expertise in multi-channel contact centers, and customer relationship management to help organizations increase revenue and customer satisfaction. Pivotal paid an aggregate purchase price of $7,474 consisting of 138 common shares and cash of $1,925, which includes acquisition related expenditures of $1,175.

     Inform Inc.

     On June 22, 2001, Pivotal acquired 100% of Inform Inc., a company located in Toronto, Ontario, which specializes in implementation services for the financial services industry. Pivotal paid an aggregate purchase price of $1,310 consisting of 45 common shares and cash of $359, which includes acquisition related expenditures of $266.

     Other

     Other acquisitions consist of asset acquisitions of implementation services business during the third quarter ended March 31, 2001.

     The total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

                                                        Project     Software
                                              Ionysys   One         Spectrum     Inform     Other      Total
                                              -------   -------     ----------    --------   -------    -------
     Tangible assets acquired                 $   86    $    62      $ 2,697      $ 1,374    $  103    $ 4,322

     Liabilities assumed                           -     (1,008)      (2,534)      (2,022)     (413)    (5,977)
                                              -------   -------     ----------    --------   -------    -------
     Net identifiable assets (liabilities)
        acquired                                  86       (946)         163         (648)     (310)    (1,655)
     Goodwill and other intangibles              928      2,310        7,311        1,958     2,606     15,113
                                              -------   -------     ----------    --------   -------    -------
     Purchase price                           $1,014    $ 1,364      $ 7,474      $ 1,310    $2,296    $13,458
                                              =======   =======     ==========    ========   =======    ========
     Consideration (inclusive of cash
        received of $372)
          Cash                                $1,014    $   460      $ 1,925      $   359    $2,296    $ 6,054
          Fair value of common shares
          issued                                   -        904        5,549          951         -      7,404
                                              -------   -------     ----------    --------   -------    -------
                                              $1,014    $ 1,364      $ 7,474      $ 1,310    $2,296    $13,458
                                              =======   =======     ==========    ========   =======    ========

     The fair value of the common shares of Pivotal issued in connection with the acquisitions was determined by taking an average of the opening and closing trading price of the common shares for a short period just before and just after the terms of the transaction were agreed to by the parties and announced to the public or the closing price on the acquisition dates.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


2.   BUSINESS COMBINATIONS (Continued)

     Pro Forma Information

     Unaudited pro forma results of operations assuming Pivotal had acquired Ionysys, Project One, Software Spectrum, Inform and Other at the beginning of the 2001 fiscal year have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.


     Fiscal 2000

     Transitif S.A.

     Effective December 3, 1999, Pivotal acquired 100% of Transitif S.A., a French corporation that distributed customer relationship management solutions. Transitif deploys Pivotal solutions through its network of systems integrators throughout France. Pivotal paid an aggregate cash purchase price of $1,266, including acquisition related expenditures of $120 with additional consideration payable based on the net after-tax earnings of Transitif and license revenues received by Transitif from the future sale of licenses for Pivotal products to June 2002. All earn-out payments will be recorded as additional purchase price when determinable and Pivotal may elect to pay up to fifty percent of the additional purchase price, if any, in Pivotal common shares. Pivotal made earn-out payments of $239 during the year ended June 30, 2001.

     Exactium Ltd.
     Effective June 2, 2000, Pivotal acquired 100% of Exactium Ltd., an Israeli company based in Atlanta, Georgia that provides e-selling solutions for internet and Microsoft standards. Pivotal paid an aggregate purchase price of $45,140 consisting of 1,225 common shares and stock options, cash of $13,150 including a shareholder loan repayment of $5,402 and acquisition related expenditures of $775.

     Simba Digital Technologies Inc.
     On June 26, 2000, Pivotal acquired 100% of Simba Digital Technologies Inc.. Pivotal paid an aggregate purchase price of $17,590 consisting of 837 common shares and stock options, and acquisition related expenditures of $455.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


2.   BUSINESS COMBINATIONS (Continued)

     The total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

                                                                 Transitif     Exactium        Simba           Total
                                                               ------------- -------------  -------------  -------------
         Assets acquired
            In process research and development                $       -      $   2,830      $   1,890      $   4,720
            Core developed technology                                  -            290              -            290
            Acquired workforce                                         -            770            560          1,330
            Other assets                                           1,146            370            720          2,236
                                                               ------------- -------------  -------------  -------------
                                                                   1,146          4,260          3,170          8,576
         Liabilities assumed                                      (1,050)          (926)          (683)        (2,659)
                                                               ------------- -------------  -------------  -------------
         Net identifiable assets acquired                             96          3,334          2,487          5,917
         Goodwill                                                  1,170         41,806         15,103         58,079
                                                               ------------- -------------  -------------  -------------
         Purchase price                                        $   1,266      $  45,140      $  17,590      $  63,996
                                                               ============= =============  =============  =============
         Consideration (inclusive of cash received of $351)
            Cash                                               $   1,266      $  13,150      $     455      $  14,871
            Fair value of common shares and
              stock options issued                                     -         31,990         17,135         49,125
                                                               ------------- -------------  -------------  -------------
                                                               $   1,266      $  45,140      $  17,590      $  63,996
                                                               ============= =============  =============  =============


     The fair value of the common shares of Pivotal issued in conjunction with the acquisitions was determined by taking an average of the opening and closing trading price of the common shares for a short period just before and just after the terms of the transaction were agreed to by the parties and announced to the public. The purchase price was increased by the estimated fair value of the stock options of Pivotal exchanged for the Exactium and Simba options outstanding.

     Purchased in Process Research and Development

     Purchased in process research and development charges relate to acquisitions of companies accounted for under the purchase method in which a portion of the purchase price was allocated to acquired in process technology. During 2000, Pivotal acquired Exactium and Simba and included in the purchase price was an aggregate amount of purchased in process research and development of $4,720.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


2.   BUSINESS COMBINATIONS (Continued)

     Purchased in Process Research and Development (Continued)

     Independent valuations were performed to assess and allocate a value to purchased in process research and development. The value allocated to in process research and development was based upon the forecasted operating after-tax cash flows from the technology acquired, giving effect to the stage of completion at the acquisition date. These forecasted cash flows were then discounted at a rate commensurate with the risk involved in completing the acquired technology taking into consideration the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis, the existing technology that had reached technological feasibility was capitalized. Existing technology, that had not reached technological feasibility and for which no future alternative use existed, was expensed. Future cash flows were adjusted for the value contributed by any core technology and development efforts expected to be completed post acquisition. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on Pivotal's future results of operations or cash flows.

     The forecasted data employed in the analysis was based upon both forecast information maintained by the management of Exactium and Simba, and Pivotal's estimate of the future potential of the acquired technology. The inputs used by Pivotal in analyzing purchased in process research and development were based upon assumptions that management believes reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. While management believes that all of the development projects will be successfully completed, failure of any of these projects to achieve technological feasibility, and/or any variance from forecasted results, may result in a material adverse effect on Pivotal's financial condition and results of operations.

     A description of the purchased in process research and development for each acquisition is set forth below.

     Exactium

     The allocation to in process research and development was related to the Exactium eSelling technology. At the time of acquisition, a prototype of Exactium's product existed and it was being used in limited trials. This prototype was not stable or sufficiently developed to be scalable on an enterprise-wide basis. Forecasted revenues used in the valuation reflected historical growth rates of software sales for the eBusiness management market and Pivotal, and contemplated revenues related to the sale of products incorporating Exactium technology commencing during the summer of 2000 and increasing thereafter. Pivotal estimated that the technology was approximately 80% complete as of the acquisition date. Net cash flows were discounted to net present value at the acquisition date using an appropriate tax adjusted rate reflecting the risk of unproven but partially developed software products. The Exactium technology was subsequently completed and the eSelling product was released in late June 2000.

     Simba

     The allocation to in process research and development was related to the Simba electronic marketing product. At the time of acquisition, Simba did not have a first-generation product and there were considerable uncertainties as to completion of the product. The valuation of acquired in process research and development was prepared using the income approach and contemplated that revenues related to the sale of products incorporating the Simba technology would commence in late 2000 and increase thereafter. Revenue increases were based upon the historical growth rate of software sales for the electronic marketing market and Pivotal. Net after tax cash flows were discounted to their present value at the acquisition date using an appropriate after-tax risk-adjusted discount rate reflecting the risk of unproven but partially developed software products. To date, progress and development costs incurred on the Simba technology have been in line with the Company's initial expectation.

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

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


2.   BUSINESS COMBINATIONS (Continued)

     Pro Forma Information

     The following table presents the unaudited pro forma results of operations for informational purposes assuming Pivotal had acquired Exactium and Simba at the beginning of the 1999 fiscal year.

                                                                          June 30,
                                                              ----------------------------------
                                                                    2000               1999
                                                              ----------------------------------
         Net revenues                                           $  58,602            $  30,594

         Net loss                                               $ (33,943)           $ (25,905)

         Basic and diluted loss per share                       $   (1.68)           $   (4.67)


     The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles and goodwill. Included in the pro forma net loss for the year ended June 30, 2000 is a $6,979 charge for in-process research and development and other charges by Pivotal. The information may not necessarily be indicative of the future combined results of operations of Pivotal, Exactium and Simba. The pro forma results of operations have not been presented for the Transitif transaction because the effect of this acquisition was not considered to be material to Pivotal.


3.   ACCOUNTS RECEIVABLE

     Accounts receivable are net of an allowance for doubtful accounts of $2,200 and $740 at June 30, 2001 and 2000, respectively.


4.   PROPERTY AND EQUIPMENT

                                                               June 30,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------
     Computer software and equipment                   $  11,619       $ 6,889
     Furniture and fixtures                                2,944         2,389
     Leasehold improvements                                2,054         1,695
                                                       -----------   -----------
                                                          16,617        10,973
     Accumulated depreciation                             (7,434)       (3,742)
                                                       -----------   -----------
     Net book value                                    $   9,183       $ 7,231
                                                       ===========   ===========

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


5.   GOODWILL, INTANGIBLES AND OTHER ASSETS

                                                               June 30,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------

     Goodwill                                          $  75,408       $58,079
     Acquired intangibles                                  1,620         1,620
     Other assets                                          8,698         2,288
                                                       -----------   -----------
                                                          85,726        61,987
     Accumulated amortization                            (24,482)       (1,418)
                                                       -----------   -----------
     Net book value                                    $  61,244       $60,569
                                                       ===========   ===========

     Other assets in the amount of $8,698 consist of prepaid long-term royalties
     and   long-term   investments.   Amortization   of  $24,482   includes  the
     amortization of goodwill and acquired intangibles.


6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities were as follows:

                                                               June 30,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------

     Accounts payable                                  $  12,721       $ 9,369
     Accrued compensation                                  3,867         3,020
     Accrued acquisition costs                             5,227         1,229
     Other accrued liabilities                             3,509         3,259
                                                       -----------   -----------
                                                       $  25,324       $16,877
                                                       ===========   ===========

7.   LINE OF CREDIT

     Pivotal has a credit facility with a Canadian chartered bank which includes a revolving term operating line of $1,982 (Cdn.$3,000), bearing interest at the bank's prime rate plus 1% per year, secured by a charge on all current and future personal property of Pivotal. As of June 30, 2001 and 2000, no amounts were outstanding under the facility.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


8.   OBLIGATIONS UNDER CAPITAL LEASES AND LONG-TERM DEBT

     Obligations under capital leases and long-term debt were as follows:

                                                                                      June 30,
                                                                          -------------------------------
                                                                              2001               2000
                                                                          ------------       ------------
     Obligation under capital lease with an interest rate of 5%             $  625              $     -

     Note payable, non-interest bearing, unsecured, repaid
      subsequent to year-end                                                   365

     Other obligations                                                         118
                                                                          ------------       ------------
                                                                             1,108                    -
Less:  Current portion                                                        (516)                   -
                                                                          ------------       ------------
                                                                           $   592              $     -
                                                                          ============       ============

     As of June 30, 2001, future annual minimum lease payments for capital leases were $500, including $89 of imputed interest.


9.   COMMITMENTS AND CONTINGENCIES

     Operating Leases

     Pivotal leases office facilities under operating leases which generally require Pivotal to pay a share of operating costs, including property taxes, insurance and maintenance. Pivotal also leases certain equipment under operating leases.

     Future minimum operating lease payments for the years ending June 30 pursuant to leases outstanding as of June 30, 2001 are as follows:

                  2002                                             $9,253
                  2003                                              6,839
                  2004                                              4,176
                  2005                                              3,736
                  2006                                              2,912
                                                                -----------
                                                                  $26,916
                                                                ===========

     Rent expense totaled approximately $4,755, $2,237 and $1,075 in the years ended June 30, 2001, 2000 and 1999, respectively. Certain of these lease obligations have been secured by irrevocable letters of credit for $799, $0 and $50 at June 30, 2001, 2000 and 1999, respectively.

     Other Letters of Credit

     Subsequent to June 30, 2001, the Company arranged a letter of credit of $2,477 (Cdn.$3,750). The letter of credit, which expires July 3, 2002, secures Pivotal's obligations to a third party for tenant improvement costs.


     Legal Proceedings

     Pivotal is currently in arbitration with one of its business partners related to a breach of contract claim against the Company. The Company believes the claim is without merit and has made a counterclaim. While the results of the arbitration and claims cannot be predicted with certainty, the Company believes that the final outcome of this matter will not have a material adverse effect on Pivotal's business, financial condition, results of operations or cash flows.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


10.  REDEEMABLE CONVERTIBLE PREFERRED SHARES

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

     Each class of redeemable preferred shares was convertible into common shares at any time at the option of the holder, using the formula of 0.95 to 1.00 for the Class B preferred shares and one-for-one for Class D, Class E and Class F preferred shares as provided in the Articles of Pivotal. All classes of preferred shares were also automatically convertible into common shares at the conversion price in certain circumstances. All of these shares were converted into common shares during the year ended June 30, 2000.


11.  SHAREHOLDERS' EQUITY

     Initial Public Offering

     On August 4, 1999, Pivotal's registration statement on Form F-1, Registration No. 333-92971, became effective. The offering date was August 5, 1999. The offering was terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Bear, Stearns & Co. Inc. and Dain Rauscher Incorporated. The offering consisted of 3,975 common shares of Pivotal, which included 475 common shares offered pursuant to the subsequent exercise of the underwriters' over allotment option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to Pivotal, after $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million. Simultaneous with the closing of the Offering, all outstanding preferred shares were converted into common shares.

     Equity Financing

     On November 21, 2000, Pivotal completed an equity financing in Canada of one million common shares for aggregate proceeds of approximately $55 million. Proceeds to Pivotal were $51.8 million, after $2.2 million in underwriting discounts and commissions and $1.0 million in other expenses. This transaction was exempt from Securities Act registration pursuant to the exclusion from registration provided by Regulation S under the Securities Act.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


11.  SHAREHOLDERS' EQUITY

     Preferred Shares, Common Shares and Class B Common Shares

     On December 16, 1998, Pivotal's shareholders approved the redesignation of common shares without par value to Class A common shares without par value. Pivotal's shareholders also approved the increase in authorized capital by creating 600 Class B common shares with a par value of Cdn.$0.03 each.

     In December 1998 and January 1999, Pivotal issued an aggregate of 477 Class B common shares in exchange for 477 Class A common shares. Prior to completion of the initial public offering, all of the issued and outstanding Class A convertible preferred shares and Class B common shares were exchanged for common shares on a one-for-one basis.

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

     The holders of the Class A preferred shares had the right to one vote for each common share into which the preferred shares could be converted. The Class A preferred shares had the same rights to receive dividends as the redeemable preferred shares discussed in Note 10, and were convertible into common shares on a one-for-one basis, subject to adjustment under certain circumstances. The Class A preferred shares were not redeemable or retractable.

     On June 17, 1999, Pivotal's shareholders also approved, subject to the conversion of the redeemable convertible preferred shares, the Class A convertible preferred shares and the Class B common shares into common shares, the cancellation of the authorized Class B common share capital and the authorized Class A, B, D, E, and F preferred share capital.

     Employee Stock Option Plan

     Under the terms of the 1999 Pivotal Incentive Stock Option Plan, as amended (the "Plan"), the Board of Directors may grant incentive and non-qualified stock options to employees, officers, directors, independent consultants and contractors of Pivotal and subsidiaries, partnerships, and joint ventures including directors thereof. Generally, Pivotal grants stock options with exercise prices equal to the quoted market value of the common shares on the date of grant, as determined by the Board of Directors. Options generally vest over a four-year period, but the Board of Directors may provide for different vesting schedules in particular cases. Options generally expire five years from the date of grant.

     On June 17, 1999, Pivotal's shareholders approved changes to the Plan that increase the number of shares reserved for issuance pursuant to the Plan by
     (a) 1,076 common shares plus (b) an automatic increase on the first day of each fiscal year beginning on July 1, 2001, equal to the lesser of 800 shares or 4% of the average number of common shares outstanding as used to calculate fully diluted earnings per share for the preceding year.

     On October 25, 2000, Pivotal's shareholders approved an amendment to the Plan that increased the maximum number of common shares reserved for issuance under the Plan by 1,500 common shares to 6,576 in order to ensure sufficient options are available to permit the Company to maintain its policy of granting options to employees.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


11.  SHAREHOLDERS' EQUITY (Continued)

     Employee Stock Option Plan (Continued)

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

     A summary of stock option activity and information concerning currently outstanding and exercisable options is as follows:

                                                                                   Options Outstanding
                                                                            ------------------------------
                                                               Options       Number of        Weighted
                                                              Available        Common         Average
                                                              for Grant        Shares      Exercise Price
                                                             -----------    -----------    ---------------
                                                                                            (Expressed in
                                                                                              Canadian
                                                                                           dollars, except
                                                                                             as noted)
     Balances, June 30, 1998                                       758            742         Cdn.$0.94
                                                             -----------    -----------    ---------------
        Options authorized                                       2,576              -                 -
        Options granted                                           (866)           866              9.71
        Options exercised                                            -            (78)             0.28
        Options cancelled                                           75            (75)             3.74
                                                             -----------    -----------    ---------------
     Balances, June 30, 1999                                     2,543          1,455         Cdn.$6.07
                                                             -----------    -----------    ---------------
        Options authorized                                         408              -                 -
        Options granted                                         (1,837)         1,837             23.12
        Options exercised                                            -           (375)             2.96
        Options cancelled                                          270           (270)            10.37

     Balances, June 30, 2000                                     1,384          2,647          US$16.95
                                                             -----------    -----------    ---------------
        Options authorized                                       1,500              -                 -
        Options granted                                         (2,341)         2,341             26.34
        Options exercised                                            -           (506)             6.14
        Options cancelled (net)                                    724           (811)            25.80
                                                             -----------    -----------    ---------------
     Balances, June 30, 2001                                     1,267          3,671          US$22.87
                                                             ===========    ===========    ==============

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


11.  SHAREHOLDERS' EQUITY (Continued)

     Employee Stock Option Plan (Continued)

     The U.S. dollar equivalents of the weighted average exercise price calculated using the year end exchange rates were as follows: $4.12 and $0.64 as of June 30, 1999 and 1998, respectively.

     The following tables summarize information concerning outstanding and exercisable options at June 30, 2001:

                                                                                      Options Exercisable
                                                                                 ----------------------------
                                                                  Weighted                         Weighted
                                                Average            Average                          Average
                                               Remaining          Exercise                         Exercise
       Exercise Prices         Number          Contractual         Price             Number         Price
          per Share          Outstanding     Life (in years)      per Share       Exercisable      per Share
      ----------------       -----------     ---------------    --------------    -----------    -------------
       $ 0.00 - $ 5.85          395               3.8           $   2.52            229           $  1.35
       $ 5.85 - $11.70          868               9.5               9.31             29              7.90
       $11.70 - $17.55          358               8.7              12.67             43             13.32
       $17.55 - $23.40           48               8.9              21.25             10             20.76
       $23.40 - $29.25          815               9.0              25.38            162             25.81
       $29.25 - $35.10          329               9.0              31.20             35             31.87
       $35.10 - $40.95          287               9.3              36.17             28             36.53
       $40.95 - $46.80          231               8.9              43.39             13             41.50
       $46.80 - $52.65          240               8.9              50.57             42             51.05
       $52.65 - $58.50          100               9.3              58.50              3             58.50
      ----------------       -----------     ---------------    --------------    -----------    -------------
       $ 0.00 - $58.50        3,671               9.0           $  22.87            594           $ 17.68
      ================       ===========     ===============    ==============    ===========    =============

     Employee Stock Purchase Plan

     On June 17, 1999, Pivotal's shareholders approved the adoption of an employee stock purchase plan and authorized the issuance of up to 1,000 common shares under the plan with amendments as the Board of Directors of Pivotal may deem desirable. Under the employee stock purchase plan, a qualified employee may authorize payroll deductions of up to 10% of the employee's compensation (as defined) to a maximum of $25 to purchase common stock at 85% of the lower of fair market value at the beginning or end of the related subscription period.

     Common Shares Reserved for Future Issuance

     Pivotal has reserved common shares as of June 30, 2001 as follows:

     Exercise of stock options                                    4,937
     Employee Stock Purchase Plan                                   859
                                                                ---------
                                                                  5,796
                                                                =========

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


11.  SHAREHOLDERS' EQUITY (Continued)

     Employee Stock Option Plan (Continued)

     Under APB Opinion No. 25, because the exercise price of Pivotal's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation expense of $473 was recorded during 1999 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. The deferred compensation is being amortized over the vesting period of the underlying options. Amortization of the deferred share-based compensation balance of $81 at June 30, 2001 will approximate $58 and $23 during the fiscal years ending June 30, 2002 and 2003, respectively.

     An alternative method of accounting for stock options is SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and the resultant compensation cost is recognized ratably over the vesting period. Had compensation cost for Pivotal's share option plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, the pro forma net loss and basic and diluted loss per share would have been as follows:

                                                            Years Ended June 30,
                                                  --------------------------------------
                                                      2001          2000         1999
                                                  ------------  ------------ ------------
     Net loss
        As reported                                 $ (32,455)    $ (8,362)   $ (2,808)
        SFAS No. 123 pro forma                        (48,901)     (10,541)     (2,849)

     Basic and diluted loss per share
        As reported                                 $   (1.40)    $  (0.45)   $  (0.72)
        SFAS No. 123 pro forma                          (2.11)       (0.57)      (0.73)


     Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years since SFAS No. 123 applies only to options granted after 1996.

     The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the years ended June 30, 2001, 2000 and 1999 were U.S.$20.76, U.S.$15.45 and Cdn.$1.92 (U.S.$1.30) per share, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:


                                                            Years Ended June 30,
                                                  --------------------------------------
                                                      2001          2000         1999
                                                  ------------  ------------ ------------
    Assumptions
    Volatility factor of expected
      market price of Pivotal's shares               121.2%         85.0%           0.0%
    Dividend yield                                     0.0%          0.0%           0.0%
    Weighted average expected
      life of stock options (years)               4.0 years     4.0 years      4.0 years
    Risk free interest rate                           5.0%           7.0%           5.6%

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


12.  INCOME TAXES

     Details of the income tax provision (recovery) were as follows:


                                                            Years Ended June 30,
                                                  --------------------------------------
                                                      2001          2000         1999
                                                  ------------  ------------ ------------
    Current
      Canadian                                     $   (547)      $       -     $   (47)
      Foreign                                         1,050             557         290
                                                  ------------  ------------ ------------
                                                        503             557         243
    Deferred
      Canadian                                            -               -           -
                                                  ------------  ------------ ------------
    Income tax provision                           $    503       $     557     $   243
                                                  ============  ============ ============


     The reported income tax provision differs from the amount computed by applying the Canadian basic statutory rate to the loss before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                            Years Ended June 30,
                                                  --------------------------------------
                                                      2001          2000         1999
                                                  ------------  ------------ ------------
    Canadian basic statutory tax rate                   45%            45%           45%
                                                  ------------  ------------ ------------
    Expected income tax recovery                  $(14,378)      $ (3,512)      $(1,154)
    Foreign tax rate differences                      (137)          (155)         (144)
    Goodwill amortization and other
      non-deductible expenses                       10,087          2,661            56
    Research and development tax credits              (470)          (127)          (47)
    Benefit of losses not tax affected               3,407            389         1,484
    Benefit of temporary differences
      not recognized                                 1,994          1,301            48
                                                  ------------  ------------ ------------
                                                  $    503       $    557       $   243
                                                  ============  ============ ============


                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


12.  INCOME TAXES (Continued)

     Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of Pivotal's deferred tax assets and liabilities as of June 30, 2001 and 2000 are as follows:

                                                                          2001             2000
                                                                       ----------       ----------
     Deferred income tax assets
        Net operating tax loss carry-forwards                          $  6,158          $  4,547
        Research and development expenses                                   220                85
        Book and tax base differences on assets                           2,388                 -
        Other                                                                87                80
                                                                       ----------       ----------
     Total deferred income tax assets                                     8,853             4,712
     Valuation allowance for deferred income tax assets                  (8,831)           (4,547)
                                                                       ----------       ----------
     Net deferred income tax assets                                          22               165

     Deferred income tax liabilities
        Book and tax base differences on assets                               -               187
                                                                       ----------       ----------
     Net deferred income tax liabilities included in accounts
        payable and accrued liabilities                                $     22          $     22
                                                                       ==========       ==========


     Due to the uncertainty surrounding the realization of the deferred income tax assets in future income tax returns, Pivotal has a 100% valuation allowance against its deferred income tax assets. The net change in the total valuation allowance for the years ended June 30, 2001 and 2000 was a provision of $(4,284) and $1,346, respectively.

     As of June 30, 2001, Pivotal has tax loss carry-forwards of approximately $13,685 available to reduce future years' income for tax purposes. These carry-forward losses expire at various dates between 2003 to 2007.


13.  COMPREHENSIVE LOSS

     The components of comprehensive loss were as follows:

                                                             Years ended June 30,
                                                 -----------------------------------------
                                                    2001           2000           1999
                                                 ----------     ----------     -----------
     Net loss                                    $(32,455)       $(8,362)       $(2,808)
     Change in unrealized loss on
        available-for-sale securities                (203)             -              -
                                                 ----------     ----------     -----------
     Total                                       $(32,658)       $(8,362)       $(2,808)
                                                 ==========     ==========     ===========

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


14.  CHANGE IN OPERATING ASSETS AND LIABILITIES

     The change in operating assets and liabilities was as follows:

                                                             Years ended June 30
                                                 -----------------------------------------
                                                    2001           2000           1999
                                                 ----------     ----------     -----------
    Accounts receivable                          $(9,156)        $(7,511)       $(1,188)
    Prepaid expenses                                (761)           (545)          (323)
    Accounts payable and accrued liabilities       4,141           7,260          4,370
    Deferred revenue                               4,408           3,265          1,337
                                                 ----------     ----------     -----------
                                                 $(1,368)        $ 2,469        $ 4,196
                                                 ==========     ==========     ===========


15.  RELATED PARTY TRANSACTIONS

     During the year ended June 30, 2000, Pivotal entered into an agreement to license software from a company with a former director in common under which Pivotal paid $350.

     During the year ended June 30, 2001, Pivotal loaned a total of $320 to two officers of the Company. One of these loans is secured by certain shares of a private company and the other is unsecured. Both loans are non-interest bearing and are due within one year.


16.  SEGMENTED INFORMATION

     Pivotal operates in one business segment, the development, marketing, and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships.

     Pivotal licenses and markets its products internationally. The following table presents a summary of revenues by geographical region:


                                                             Years ended June 30
                                                 -----------------------------------------
                                                    2001           2000           1999
                                                 ----------     ----------     -----------
    United States                                $ 52,409        $ 32,591       $  18,779
    Canada                                         11,435           5,574           1,463
    International                                  31,446          14,774           5,085
                                                 ----------     ----------     -----------
                                                 $ 95,290        $ 52,939       $  25,327
                                                 ==========     ==========     ===========


     Pivotal attributes revenue among the geographical areas based on the location of the customers involved.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



16.  SEGMENTED INFORMATION (Continued)

     The following table presents a summary of property and equipment by geographic region:

                                                           June 30,
                                                 ------------------------------
                                                     2001             2000
                                                 ------------    --------------
     Property and equipment
       United States                                $1,012           $1,395
       Canada                                        5,836            4,624
       International                                 2,335            1,212
                                                 ------------    --------------
                                                    $9,183           $7,231
                                                 ============    ==============




Schedule II -- Valuation and Qualifying Accounts Years ended June 30, 2001, 2000 and 1999 (in thousands) Allowance for Doubtful Accounts


              Balance at         Additions           Additions
             beginning of    charged to costs       charged to                       Balance at
 Year            year          and expenses       other accounts    Write-offs       end of Year
--------     -----------      -------------       --------------    -----------      ------------
2001             $740            3,312                  --            1,792            $2,260
2000            $ 334              626                  --              220              $740
1999            $  91              243                  --               --              $334


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III



ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT



EXECUTIVE OFFICERS AND DIRECTORS


The table below provides the names, ages, and positions with Pivotal of our executive officers and directors:

                  NAME                       AGE                        POSITION
-----------------------------------------   ----                ---------------------
Kent Roger (Bo) Manning......................43    President,.Chief.Executive.Officer and Director
Norman B. Francis............................52    Chairman of the Board of Directors
Keith R. Wales ............................. 56    Executive Vice President, Corporate Projects and
                                                   Director
Vincent D. Mifsud............................34    Chief Operating Officer, Chief Financial Officer
                                                   and Executive Vice President
Robert A. Runge..............................47    Chief Marketing Officer
Kirk T. Herrington ..........................43    Chief Technical Oficer & Exectuive Vice
                                                   President, Product Development
Martin Palacios..............................38    Chief Information Officer
Jeremy A. Jaech .............................46    Director
Robert J. Louis..............................56    Director
Douglas J. Mackenzie ........................41    Director
Steven M. Gordon.............................42    Director

-----------

     KENT ROGER (BO) MANNING has served as President, Chief Executive Officer and a director since August 2001. Prior to joining Pivotal, Mr. Manning served as co-founder and Chief Executive Officer of Roundarch, a CRM solutions joint venture between Deloitte Consulting, BroadVision, and WPP Group (holding company for Ogilvy & Mather, Young & Rubicam Inc., J. Walter Thompson),from January 2000 to August 2001. Mr. Manning served as Global CRM Practice Leader, for Deloitte Consulting, from 1995 to 1999. Mr. Manning also served as a Consultant to Deloitte Consulting from 1987 to 1995. Prior to that, Mr. Manning served as General Manager of Infopro from 1984 to 1987. Mr. Manning holds a triple Bachelor of Arts degree from the University of Michigan in business, economics and psychology and received his MBA in 1987, from Northwestern University with a double major in marketing and finance.

     NORMAN B. FRANCIS co-founded Pivotal in 1990 and has served a director since December 1990 and as President and Chief Executive Officer from December 1990 to August 2001. Mr. Francis' experience prior to co-founding Pivotal includes co-founding Basic Software Group Inc., an accounting software company, in 1979. Mr. Francis served as Basic Software Group's Vice President, Operations until the company was acquired by Computer Associates International, Inc., a software company, in 1985. Mr. Francis served as Vice President, Micro Products Division of Computer Associates International Inc. from 1985 to 1990. Mr. Francis holds a bachelor of science degree in Computer Science from the University of British Columbia, Canada and is a Chartered Accountant.

     KEITH R. WALES co-founded Pivotal in 1990 and has served as a director since December 1990 and as Executive Vice President, Corporate Projects since January 2001. Mr. Wales also served as Chief Technical Officer from July 1999 through December 2000 and as Vice President, Research and Development from December 1990 through July 1999. Mr. Wales' experience prior to co-founding Pivotal includes co-founding Basic Software Group Inc., an accounting software company, in 1979. Mr. Wales served as Basic Software Group's Vice President, Research and Development until the company was acquired by Computer Associates International, Inc. in 1985. Mr. Wales served as Divisional Vice President, Research and Development of Computer Associates International, Inc. from 1985 to 1986. Mr. Wales holds a bachelor of science degree in Mathematics and a master's of science degree in Computer Science from the University of British Columbia, Canada.

     VINCENT D. MIFSUD has served as Chief Operating Officer since January 2001, Chief Financial Officer since December 1998 and Executive Vice President since July 2000. Mr. Mifsud also served as Vice President, Operations from December 1998 to July 2000. Prior to joining Pivotal, Mr. Mifsud served as Controller, Vice President, Finance and Chief Financial Officer of Rand Technology, Inc., a software developer and value added reseller of mechanical design automation tools and services, from May 1993 to December 1998. Prior to this, Mr. Mifsud worked for three years with Arthur Andersen LLC in their Enterprise Division. Mr. Mifsud holds a bachelor's degree in Commerce and Economics from the University of Toronto, Canada and is a Chartered Accountant.

     ROBERT A. RUNGE has served as Chief Marketing Officer since July 2000. Mr. Runge also served as Vice President, Worldwide Marketing from September 1997 to July 2000. Before joining Pivotal, Mr. Runge served as Vice President, Marketing of BroadVision, Inc., an Internet marketing software company, from September 1995 to September 1997. Mr. Runge served as Director of Product Marketing of Sybase, a software company, from September 1990 to September 1995. Prior to joining Sybase, Mr. Runge served as Director of Education Services of Oracle Corporation, a software company, from July 1988 to September 1990. Mr. Runge holds two bachelors' degrees from the University of Illinois, Champagne-Urbana and a master's degree in Business Administration (Marketing) from the University of Illinois, Chicago.

     KIRK T. HERRINGTON has served as Executive Vice President, Product Development since July 2001, Chief Technical Officer since January 2001 and Deputy Chief Technical Officer from June 2000 to January 2001. Mr. Herrington co-founded and served as Chief Executive Officer of Simba Technologies Inc., a leader in ODBC connectivity for proprietary data stores and OLAP data access solutions, from January 1998 to June 2000, when Simba was acquired by Pivotal. Mr. Herrington also served as Vice President and Chief Technical Officer of Simba from July 1992 to December 1997. Prior to co-founding Simba, Mr. Herrington co-founded Paradigm Development Corporation and served as Vice President, Research & Development from March 1989 to June 1992. Mr. Herrington also served as Software Development Manager of Synex Systems Corporation from 1982 to 1989. Mr. Herrington holds a bachelor's degree in Science from University of British Columbia, Canada and has completed the Advanced Technology Management Program at Simon Fraser University, Canada.

     MARTIN E. PALACIOS has served as Chief Information Officer since January 2001. Before joining Pivotal, Mr. Palacios served as Vice-President of Information Technology and Facilities of Seagate Software from April 1998 to February 2000. Mr. Palacios also served as Director of Information Technology of Seagate Software from December 1995 to April 1998. Prior to joining Seagate, Mr. Palacios served as Director of Telecommunications and Networks of Memorial Health Systems from December 1994 to November 1995. Mr. Palacios also served as Manager of Information Systems of Florida Hospital Healthcare System from September 1989 to December 1994. Mr. Palacios holds a bachelors degree in Science and Math from Technical Institute of Higher Studies of Monterey, Mexico and an Associate of Science in Industrial Electronics with a Computer Science Specialty from Santa Fe Community College, Gainesville, Florida.

     JEREMY A. JAECH has served as a director since July 1996. Mr. Jaech currently serves as Managing Member, Poseidon Ventures LLC. Prior to Poseidon Ventures, Mr. Jaech served as Vice President for the Business Tools Division at Microsoft Corporation. Prior to Microsoft, Mr. Jaech co-founded Visio Corporation in September 1990, a supplier of enterprise-wide business diagramming and technical drawing software for Microsoft Windows, which was later sold to Microsoft. Prior to co-founding Visio Corporation, Mr. Jaech co-founded Aldus Corporation in 1984 and served as Vice President, Engineering. Aldus Corporation was purchased by Adobe Systems Incorporation in 1989. Mr. Jaech holds a bachelor's degree in Mathematics and a master's degree in Computer Science from the University of Washington.

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

     DOUGLAS J. MACKENZIE has served as a director since July 1992. Mr. Mackenzie has served as a Limited Partner of Kleiner, Perkins, Caufield & Byers, a venture capital firm specializing in high-tech companies, since June 1989 and a General Partner since April 1994. Mr. Mackenzie also serves as a director of Marimba, Inc. and E.piphany, Inc. Mr. Mackenzie holds a bachelor's degree in Economics and a master's degree in Industrial Engineering from Stanford
University and a master's degree in Business Administration from Harvard University.

     Steven M. Gordon has served as a director since November 2000. Mr. Gordon currently serves as Strategic Advisor to Wavelink Corporation. Prior to Wavelink, Mr. Gordon has served as Vice President of Microsoft Corporation from January 2000 to August 2000, as Senior Vice President and Chief Financial
Officer of Visio Corporation from February 1997 to January 2000, as Vice President and Chief Financial Officer of Data I/O Corporation from October 1993 to February 1997, as Vice President, Finance of Data I/O Corporation from May 1992 to October 1993 and as Corporate Controller of Data I/O Corporation from April 1989 to May 1992. Mr. Gordon holds a Bachelor of Arts degree from Washington State University and is a Certified Public Accountant.

ITEM 11.          EXECUTIVE COMPENSATION

The following table describes the compensation we paid to, or that was earned by, our Chief Executive Officer, President and our four most highly compensated executive officers during the fiscal year ended June 30, 2001.


                           SUMMARY COMPENSATION TABLE

                                                                                                                    LONG TERM
                                                                             ANNUAL COMPENSATION                  COMPENSATION
                                                          -------------------------------------------------------------------------
                                                                                                                    SECURITIES
     NAME AND PRINCIPAL POSITION                        YEAR        SALARY             BONUS         OTHER          UNDERLYING
                                                                                                                      OPTIONS
-----------------------------------------------------------------------------------------------------------------------------------
Norman B. Francis                                       2001     Cdn.$175,000      Cdn.$    19,689       --             25,000
  President and Chief                                   2000     Cdn.$175,000      Cdn.$    78,983       --             25,000
  Executive Officer (1)                                 1999     Cdn.$120,000                   --       --               --
-----------------------------------------------------------------------------------------------------------------------------------
Keith R. Wales                                          2001     Cdn.$112,500      Cdn.$     9,063       --             25,000
  Executive Vice President, Corporate Projects (2)      2000     Cdn.$150,000      Cdn.$    35,931       --             25,000
                                                        1999     Cdn.$120,000      Cdn.$    37,064       --                --
-----------------------------------------------------------------------------------------------------------------------------------
Vincent D. Mifsud                                       2001     Cdn.$225,000      Cdn.$   108,532       --            250,000
  Chief Operating Officer, Chief Financial Officer      2000     Cdn.$175,000      Cdn.$   103,755       --             20,000
  and Executive Vice President                          1999     Cdn.$85,192       Cdn.$    47,068   Cdn.$14,269       160,000
-----------------------------------------------------------------------------------------------------------------------------------
Robert A. Runge                                         2001     US$190,000                     --       --             70,000
  Chief Marketing Officer                               2000     US$160,000        US$      53,665       --             20,000
                                                        1999     US$141,282        US$      39,651       --             60,000
-----------------------------------------------------------------------------------------------------------------------------------
Kirk Herrington                                         2001     Cdn.$125,000                   --       --             10,000
  Chief Technical Officer and Executive Vice            2000           --                       --       --             80,636
  President, Product Development (3)
------------------


(1) On August 27, 2001 Mr. Francis resigned as President and Chief Executive Officer and Kent Roger (Bo) Manning was appointed President and Chief Executive Officer
(2) We hired Mr. Mifsud in December 1998. Mr. Mifsud's annual salary was Cdn.$150,000 of which Cdn. $85,192 was paid to Mr. Mifsud during the fiscal year ended June 30, 2000. Mr. Mifsud's guaranteed annual bonus was Cdn.$57,750 of which Cdn.$32,799 was paid to Mr. Mifsud during the fiscal year ended June 30, 1999. We also have accrued a performance-based bonus of Cdn.$14,269 to Mr. Mifsud for the year ended June 30, 1999.
(3)  Mr. Herrington's salary is from September 1, 2000 to June 30, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding stock option grants to our chief executive officer and our named executive officers during the fiscal year ended June 30, 2001. The potential realizable value of the options is calculated based on the assumption that the common shares appreciate at the annual rate shown, compounded annually, from the date of grant until the expiration of their term.

These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future share price growth. Potential realizable values are computed by:

-- multiplying the number of common shares subject to a given option by the exercise price

- assuming that the aggregate share value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

--   subtracting from that result the aggregate option exercise price.



                                       INDIVIDUAL GRANTS
                        ------------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE VALUE AT
                                        % OF TOTAL                                          ASSUMED ANNUAL RATES OF SHARE
                          NUMBER OF      OPTIONS                                           PRICE APPRECIATION FOR OPTION TERM
                         SECURITIES     GRANTED TO         EXERCISE                       ----------------------------------------
                         UNDERLYING     EMPLOYEES IN       PRICE PER     EXPIRATION
       NAME                OPTIONS      FISCAL YEAR         SHARE          DATE                 5%                10%
------------------    --------------- ----------------  -------------- --------------  -------------------   ---------------
Norman B. Francis         25,000             1.06%          $ 35.375   Jul. 26, 2010        $  556,179         $1,409,466
Keith R. Wales            25,000             1.06%          $ 35.375   Jul. 26, 2010        $  556,179         $1,409,466
Vincent D. Mifsud         20,000             0.85%          $ 35.375   Jul. 26, 2010        $  444,943         $1,127,573
                          80,000             3.40%          $ 50.00    Nov. 13, 2010        $2,515,579         $6,374,970
                          20,000             0.85%          $ 23.75    Jan.  8, 2011        $  298,725         $  757,028
                         130,000             5.53%          $ 9.4375   Apr.  3, 2011        $  771,575         $1,955,323
Robert A. Runge           20,000             0.85%          $ 35.375   Jul. 26, 2010        $  444,943         $1,127,573
                          20,000             0.85%          $ 29.8125  Jan. 25, 2011        $  374,978         $  950,269
                          20,000             0.85%          $ 22.00    Apr. 26, 2011        $  276,714         $  701,247
                          10,000             0.43%          $ 9.4375   April 3, 2011        $   59,352         $  150,409
Kirk Herrington           10,000             0.43%          $ 9.375    Apr.  3, 2011        $   59,352         $  150,409


OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information regarding the exercise of options to purchase common shares by our Named Executive Officers during the fiscal year ended June 30, 2001. The value of unexercised in-the-money options is based on the closing price of our common shares on the Nasdaq National Market on July 2, 2001 of $18.20, minus the exercise price per share.



              AGGREGATED OPTIONS EXERCISED DURING 2001 FISCAL YEAR
                      AND FINANCIAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS AT
                                                              OPTIONS AT FISCAL YEAR-END                   FISCAL YEAR-END
                          SHARES ACQUIRED       VALUE         --------------------------               -----------------------
       NAME                 ON EXERCISE       REALIZED       EXERCISABLE       UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
------------------    --------------------- -----------  -----------------  ------------------  ----------------- ----------------
Norman B. Francis                --                  --        50,762              47,088            $738,307         $  113,244
Keith R. Wales                   --                  --         9,375              40,625                                 $   --
Vincent D. Mifsud            52,500          $1,068,983        28,750             308,750            $127,752         $1,905,635
Robert A. Runge              15,000          $  503,538        10,000             102,500            $     --         $  382,695
Kirk Herrington               1,442          $   84,761        20,157              69,037            $ 22,495         $  132,631

------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No  interlocking   relationships   exist  between  our  board  of  directors  or
compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

DIRECTOR COMPENSATION

We do not currently pay cash compensation to directors for serving on our board of directors, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings. We do not provide additional compensation for committee participation or special assignments of the Board of Directors. Of our directors, Messrs. MacKenzie, Jaech, Gordon, Francis and Wales received stock options for their participation on our board of directors for the year ended June 30, 2001. Messrs. Francis and Wales received options to purchase 25,000 common shares at a price of $35.375 per share. Messrs. MacKenzie, Jaech and Gordon received options to purchase 40,000 common shares at a price of $36.25 per share.

EMPLOYMENT CONTRACTS

We entered into an employment contract with Robert Runge on August 14, 1997. Mr. Runge's current base salary is $200,000, with a potential incentive compensation of $90,000. Mr. Runge's salary is reviewed annually by the Compensation Committee. Mr. Runge was also granted options to purchase common shares and is eligible to receive further grants in the future.

We entered into an employment contract with Vincent Mifsud on November 16, 1999. Mr. Mifsud's current base salary is Cdn. $300,000, with a potential incentive compensation of US$150,000. Mr. Mifsud's salary is reviewed annually by the Compensation Committee. Mr. Mifsud was also granted options to purchase common shares and is eligible to receive further grants in the future.

We entered into an employment contract with Kirk Herrington on June 7, 2000. Mr. Herrington's current base salary is Cdn.$150,000. Mr. Herrington's salary is reviewed annually by the Compensation Committee. Mr. Herrington was also granted options to purchase common shares in Pivotal and is eligible to receive further grants in the future.

We entered into an employment contract with Kent Roger (Bo) Manning on August 22, 2001. Mr. Manning's current base salary is US$350,000 with a potential incentive compensation of US$300,000. Mr. Manning's salary is reviewed annually by the Compensation Committee. Mr. Manning was also granted 1,000,000 options to purchase common shares and is eligible to receive further grants in the future.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE

The Compensation Committee currently consists of Jeremy A. Jaech and Robert J. Louis. The committee is responsible for establishing and monitoring our long range plans and programs for attracting, training, developing and motivating employees. The committee reviews recommendations for the appointment of persons to senior executive positions, considers terms of employment, including succession planning and matters of compensation, and recommends awards under our incentive stock option plan and the employee share purchase plan.

Our compensation policies and programs are designed to be competitive with similar customer relationship management companies in the electronic commerce environment and to recognize and reward executive performance consistent with the success of our business. These policies and programs are intended to attract and retain capable and experienced people.

In addition to industry comparables, the Committee considers a variety of factors when determining both compensation policies and programs and individual compensation levels. These factors include our long-range interests, overall financial and operating performance and the committee's assessment of each executive's individual performance and contribution towards meeting goals and objectives.

The total compensation plan for executive officers is comprised of the following three components: competitive base salary, annual cash bonuses and stock options.

Base Salary. In establishing base salaries of all executive officers, the committee reviews competitive market data for each of the executive positions and determines placement at an appropriate level in a range. Compensation levels are typically negotiated with the candidate for the position prior to his or her final selection as an executive officer. Additionally, a review of the chief executive officer's performance and a general review of our stock price are considered. The compensation range for executive officers normally moves annually to reflect external factors such as inflation. The chief executive officer's annual base salary remained the same at Cdn$175,000 for the years ended June 30, 2001 and 2000. The base salary of the chief executive officer is set at an amount the committee believes is competitive with salaries paid to executives of companies of comparable size in similar industries and located within the local area.

Bonuses. Cash bonuses are used to reward executive officers for meeting specific performance targets as mutually agreed upon on an annual basis. During the year ended June 30, 2001, the chief executive officer was awarded a bonus in the amount of Cdn$19,689. This bonus was paid to the chief executive officer for his ongoing contributions to Pivotal during the past fiscal year.

Stock Option Grants. We provide our executive officers and other employees with long-term incentives through our incentive stock option plan, which is intended to emphasize management's commitment to our growth and the enhancement of shareholder value. The committee relies on a variety of subjective factors when granting options, including the responsibilities of the individual officers and their expected future contribution. In the year ended June 30, 2001, Norman Francis, the chief executive officer, was granted options to purchase 25,000 common shares as an incentive for his continued commitment to the our success.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total shareholder return for Pivotal, the S&P 500 Index, theXCI and TSE. The graph shows the value of $100 invested on August 5, 1999 in our common shares, the S&P 500 Index, XCI and TSE.

                           [PERFORMANCE GRAPH OMITTED]

--------------------------------------------------------------------------------
                             August 5, 1999     August 4, 2000   August 3,  2001

--------------------------------------------------------------------------------
Pivotal Corporation               $ 100.00        $ 275.52           $72.85
S&P 500                           $ 100.00        $ 129.15           $92.44
XCI                               $ 100.00        $ 147.21           $80.94
TSE                               $ 100.00        $ 153.01          $112.13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information concerning the beneficial ownership of our common shares as of September 1, 2001:

     --   our chief executive officer;

     -- all officers whose annual compensation was more than US$100,000 during fiscal 2001;

     --   each of our directors;

     -- each shareholder that we know owns more than 5% of our outstanding common shares; and

     --   all our directors and executive officers as a group.

The principal address of each of the shareholders below is 224 West Esplanade, Suite 300, North Vancouver, BC, Canada V7M 3M6, except where another address is listed.

                                                             NUMBER OF SHARES       PERCENT OF COMMON
       NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED         SHARES OWNED
-------------------------------------------------       ------------------------- ------------------
Kent Roger (Bo) Manning..........................                       0                      0%
Norman B. Francis (1)............................               2,026,843                   8.43%
Keith R. Wales (2)...............................                 991,424                   4.13%
Vincent D. Mifsud (3)............................                  64,750                   0.27%
Jeremy A. Jaech (4)..............................                 120,556                    0.5%
Robert J. Louis (5)..............................               1,559,458                    6.5%
Douglas J. Mackenzie (6).........................                 865,365                   3.61%
Steven M. Gordon.................................                       0                      0%
Robert A. Runge (7)..............................                  29,592                   0.12%
Kirk Herrington (8)..............................                  46,665                   0.19
Ventures West Capital Limited (9)................               1,559,458                    6.5%
Kleiner Perkins Caufield & Byers VI (10).........                 865,365                   3.61%
    2750 Sand Hill Road
    Menlo Park, CA 94025
Integral Capital Partners II, L.P. (11)..........               1,350,415                   5.63%
    2750 Sand Hill Road
    Menlo Park, CA 94025
All directors and executive officers as a group
(11 persons) (12)................................               7,055,068                  29.08%
---------


     (1) Includes (a) 400,800 shares held of record by The Francis Family Trust, a family trust for the benefit of Mr. Francis and his three children; (b) 697,143 shares held of record by Boardwalk Ventures Inc., a holding company owned 50% by Mr. Francis and 50% by his spouse; and (c) 60,243 shares subject to options exercisable by Mr. Francis within 60 days of September 1, 2001.

     (2) Includes (a) 378,572 shares held of record by Daybreak Software Inc., a holding company owned solely by Mr. Wales, of which Mr. Wales has sole voting power; (b) 15,624 shares subject to options exercisable by Mr. Wales within 60 days of September 1, 2001. Mr. Wales disclaims beneficial ownership of any shares held by his former spouse, Patricia Wales.

     (3) Includes 63,750 shares subject to options exercisable within 60 days of September 1, 2001.

     (4) Includes 65,000 shares subject to options exercisable within 60 days of September 1, 2001.

     (5) Includes (a) 363,514 shares held of record by Bank of Montreal Capital Corporation which is managed by Ventures West Management TIP Inc., an entity wholly owned by Ventures West Capital Ltd.; and (b) 1,195,944 shares held of record by VW B.C. Technology Investment Fund Limited
          Partnership, of which Ventures West Management B.C. Ltd. is the general partner. Ventures West Management B.C. Ltd. is wholly owned by Ventures West Capital Ltd. Mr. Louis, as President of Ventures West Capital Ltd., a venture capital firm with controlled subsidiaries which include

          Ventures West Management TIP Inc. and Ventures West Management B.C. Ltd., disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.


     (6) Includes (a) 795,296 shares held by Kleiner Perkins Caufield & Byers VI, an entity affiliated with Kleiner Perkins Caufield & Byers of which Mr. Mackenzie is a limited partner. Mr. Mackenzie disclaims beneficial ownership of such shares except to the extent of his pecuniary interest. Brook Byers, L. John Doerr, Vinod Khosla, E. Floyd Kvamme, Joseph Lacob, Bernie Lacroute and Jim Lally are the General Partners of KPCB VI Associates, the General Partner of Kleiner Perkins Caufield and Byers Vi and (b) 5,000 shares subject to options exercisable by Mr. Mackenzie within 60 days of September 1, 2001.

     (7) Includes 28,750 shares subject to an option exercisable within 60 days of September 1, 2001. Of the shares held by Mr. Runge, up to 31,250 shares are subject to repurchase by Pivotal at the option exercise price paid by Mr. Runge if Mr. Runge's employment is terminated.

     (8) Includes 22,849 shares subject to an option exercisable within 60 days of September 1, 2001.

     (9) Includes (a) 363,514 shares held of record by Bank of Montreal Capital Corporation which is managed by Ventures West Management TIP Inc., an entity wholly owned by Ventures West Capital Ltd.; and (b) 1,195,944 shares held of record by VW B.C. Technology Investment Fund Limited
          Partnership, of which Ventures West Management B.C. Ltd. is the general partner. Ventures West Management B.C. Ltd. is wholly owned by Ventures West Capital Ltd. Mr. Louis, as President of Ventures West Capital Ltd., a venture capital firm with controlled subsidiaries
          which  include   Ventures  West   Management  TIP  and  Ventures  West
          Management B.C. Ltd., disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.

     (10) Includes 795,296 shares held by Kleiner Perkins Caufield & Byers VI, an entity affiliated with Kleiner Perkins Caufield and Byers of which Mr. Mackenzie is a limited partner. Mr. Mackenzie disclaims beneficial ownership of such shares except to the extent of his pecuniary interest. Brook Byers, L. John Doerr, Vinod Khosla, E. Floyd Kvamme, Joseph Lacob, Bernie Lacroute and Jim Lally are the General Partners of KPCB VI Associates, the General Partner of Kleiner Perkins Caufield and Byers VI.

     (11) Includes (a) 1,025,608 shares held of record by Integral Capital Partners II, L.P.; (b) 324,807 shares held of record by
         Integral Capital Partners International II C.V.

     (12) Includes 261,216 shares subject to options exercisable within 60 days of September 1, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2001, we loaned a total of $320,000 to two of our officers. Of the $320,000, $250,000 was loaned to Vincent Mifsud, Chief Operating Officer, Chief Financial Officer and Executive Vice President. The loan to Mr. Mifsud is non-interest bearing, due within one year and is secured by certain shares of a private company. The other loan is non-interest bearing, due within one year and is unsecured.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules

         1.       Index to Consolidated Financial Statements


                                                                                         Page
                  Independent Auditor's Report........................................    53
                  Consolidated Balance Sheets.........................................    54
                  Consolidated Statements of Operations...............................    55
                  Consolidated Statements of Shareholders' Equity                         56
                  Consolidated Statements of Cash Flows...............................    57
                  Notes to Consolidated Financial Statements..........................    58


         2.       Index to Financial Statement Schedules
                                                                                         Page
                  Schedule II - Valuation and Qualifying Accounts.....................    79

(b)      Reports on Form 8-K


         Not Applicable

(c) Exhibits

EXHIBIT  NO.   DESCRIPTION
------------   -------------
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

4.1(4)         Specimen of common share certificate

4.2(4)         Registration Rights (included in Exhibit 10.15)

4.3(2)         Registration Rights Agreement dated June 2, 2000 (included in
               Exhibit 2.2)

4.4(3)         Registration Rights Agreement dated June 26, 2000 (included in
               Exhibit 2.3)

4.5            Specimen of common share certificate as of August 17, 2000

10.1(4)        Employee Share Purchase Plan

10.2(4) Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.

10.3(4) Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.4(4) Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.5(4)        Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd.
               and Pivotal with respect to premises located in North Vancouver, B.C.

10.6(4) Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington

#10.7(4) Letter agreement dated November 21, 1997 between Pivotal and Robert A. Runge granting an option to purchase 250,000 common shares

10.8(4)        Canadian  Imperial  Bank  of  Commerce  Cdn$2,000,000   Committed
               Installment Loan dated March 18, 1998

10.9(4) Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.10(4) Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

10.11(4) Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

10.12(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

10.13(4) Canadian Imperial Bank of Commerce Schedule-Standard Credit Terms dated March 18, 1998

10.14(4) Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

10.15(4)       Investors' Rights Agreement dated January 15, 1999

10.16(5) Assignment Agreement dated July 12, 2000 between Pivotal and Meta Creations International Limited for premises located in Dublin, Republic of Ireland; Sub-Lease dated September 22, 1999 between The H.W. Wilson Company Inc. and Meta Creations International Limited for premises located in Dublin, Republic of Ireland

10.17(5) Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland

#10.18(5)      Employment  Agreement  between  Vince  Mifsud and  Pivotal  dated
               November 10, 1998

10.19(6)       Exactium Ltd. 1999 Stock Option Plan

10.20(7)       Simba Technologies Incentive Stock Option Plan, as amended

10.21          Amended and Restated Incentive Stock Option Plan

10.22 Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.

10.23 First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.24 Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.25 Lease dated June 3, 1996 between Yonge Wellington Property Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.

10.26 Sublease dated January 1, 1999 between Brewster Transport Company Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.

10.27          Lease dated  September  1, 2000  between  Landgem  Office I, Ltd.
               (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

10.28 Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.29 Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10.30         Employment  Agreement  between Kirk  Herrington and Pivotal dated
               June 7, 2000

#10.31 Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001

10.32 Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.33 Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

21.1           Subsidiaries of Pivotal

23.1           Consent of Deloitte & Touche

24.1           Powers of Attorney (included on signature page)

99.1 Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001.

#    Indicates management contract.

(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).

                                   SIGNATURES

         Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia, Canada, on September 28, 2001.

                                    PIVOTAL CORPORATION
                                     (Registrant)


                                    By: /s/ Kent Roger (Bo) Manning
                                       ----------------------------
                                       Kent Roger (Bo) Manning
                                      (President and Chief Executive Officer)

                               POWERS OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent Roger (Bo) Manning and Vincent D. Mifsud, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents of them or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.


                    SIGNATURE                              TITLE                  DATE
-------------------------------------------------- ------------------------     -----------
                                                   President, Chief Executive   September 28, 2001
        /s/ Kent Roger (Bo) Manning                Officer and Director
--------------------------------------------------
          Kent Roger (Bo) Manning

                                                   Chief Operating Officer,     September 28, 2001
           /s/ Vincent D. Mifsud                   Executive Vice President
--------------------------------------------------
             Vincent D. Mifsud

                                                   Executive Vice President,    September 28, 2001
            /s/ Keith R. Wales                     Director
--------------------------------------------------
              Keith R. Wales

           /s/ Norman B. Francis                   Director                     September 28, 2001
--------------------------------------------------
              Norman B. Francis

            /s/ Jeremy A. Jaech                    Director                     September 28, 2001
--------------------------------------------------
               Jeremy A. Jaech

         /s/ Douglas J. Mackenzie                  Director                     September 28, 2001
--------------------------------------------------
             Douglas J. Mackenzie

            /s/ Robert J. Louis                    Director                     September 28, 2001
--------------------------------------------------
               Robert J. Louis

           /s/ Steven M. Gordon                    Director                     September 28, 2001
--------------------------------------------------
               Steven M. Gordon


EXHIBIT  NO.   DESCRIPTION
------------   -------------
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

4.1(4)         Specimen of common share certificate

4.2(4)         Registration Rights (included in Exhibit 10.15)

4.3(2)         Registration Rights Agreement dated June 2, 2000 (included in
               Exhibit 2.2)

4.4(3)         Registration Rights Agreement dated June 26, 2000 (included in
               Exhibit 2.3)

4.5            Specimen of common share certificate as of August 17, 2000

10.1(4)        Employee Share Purchase Plan

10.2(4) Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.

10.3(4) Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.4(4) Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.5(4)        Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd.
               and Pivotal with respect to premises located in North Vancouver, B.C.

10.6(4) Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington

#10.7(4) Letter agreement dated November 21, 1997 between Pivotal and Robert A. Runge granting an option to purchase 250,000 common shares

10.8(4)        Canadian  Imperial  Bank  of  Commerce  Cdn$2,000,000   Committed
               Installment Loan dated March 18, 1998

10.9(4) Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.10(4) Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

10.11(4) Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

10.12(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

10.13(4) Canadian Imperial Bank of Commerce Schedule-Standard Credit Terms dated March 18, 1998

10.14(4) Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

10.15(4)       Investors' Rights Agreement dated January 15, 1999

10.16(5) Assignment Agreement dated July 12, 2000 between Pivotal and Meta Creations International Limited for premises located in Dublin, Republic of Ireland; Sub-Lease dated September 22, 1999 between The H.W. Wilson Company Inc. and Meta Creations International Limited for premises located in Dublin, Republic of Ireland

10.17(5) Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland

#10.18(5)      Employment  Agreement  between  Vince  Mifsud and  Pivotal  dated
               November 10, 1998

10.19(6)       Exactium Ltd. 1999 Stock Option Plan

10.20(7)       Simba Technologies Incentive Stock Option Plan, as amended

10.21          Amended and Restated Incentive Stock Option Plan

10.22 Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.

10.23 First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.24 Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.25 Lease dated June 3, 1996 between Yonge Wellington Property Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.

10.26 Sublease dated January 1, 1999 between Brewster Transport Company Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.

10.27          Lease dated  September  1, 2000  between  Landgem  Office I, Ltd.
               (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

10.28 Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.29 Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10.30         Employment  Agreement  between Kirk  Herrington and Pivotal dated
               June 7, 2000

#10.31 Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001

10.32 Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.33 Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

21.1           Subsidiaries of Pivotal

23.1           Consent of Deloitte & Touche

24.1           Powers of Attorney (included on signature page)

99.1 Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001.

#    Indicates management contract.

(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).