Form 10-K/A
period 2001-06-30
PIVOTAL CORP
filed 2001-10-01
CIK 1086329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K


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

4.5(8)         Specimen of common share certificate as of August 17, 2000

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

10.19(6)       Exactium Ltd. 1999 Stock Option Plan

10.20(7)       Simba Technologies Incentive Stock Option Plan, as amended

10.21(8)       Amended and Restated Incentive Stock Option Plan

10.22(8) Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.

10.23(8) First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.24(8) Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.25(8) Lease dated June 3, 1996 between Yonge Wellington Property Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.

10.26(8) Sublease dated January 1, 1999 between Brewster Transport Company Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.

10.27(8) Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

10.28(8) Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.29(8) Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10.30(8)      Employment  Agreement  between Kirk  Herrington and Pivotal dated
               June 7, 2000

#10.31(8)      Employment  Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001

10.32(8) Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.33(8) Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

21.1(8)        Subsidiaries of Pivotal

23.1           Consent of Deloitte & Touche

24.1(8)        Powers of Attorney (included on signature page)

99.1(8) Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001.

#    Indicates management contract.

(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8) Previously filed on Pivotal's Annual Report on Form 10-K for the year ended June 30, 2001, filed September 28, 2001.

                                   SIGNATURES

         Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia, Canada, on September 28, 2001.

                                    PIVOTAL CORPORATION
                                     (Registrant)


                                    By: /s/ Diane Malaher
                                       ----------------------------
                                       Diane Malaher
                                       (Legal Counsel and Secretary)

                                 EXHIBIT INDEX


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

4.5(8)         Specimen of common share certificate as of August 17, 2000

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

10.19(6)       Exactium Ltd. 1999 Stock Option Plan

10.20(7)       Simba Technologies Incentive Stock Option Plan, as amended

10.21(8)       Amended and Restated Incentive Stock Option Plan

10.22(8) Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.

10.23(8) First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.24(8) Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.25(8) Lease dated June 3, 1996 between Yonge Wellington Property Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.

10.26(8) Sublease dated January 1, 1999 between Brewster Transport Company Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.

10.27(8) Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

10.28(8) Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.29(8) Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10.30(8)      Employment  Agreement  between Kirk  Herrington and Pivotal dated
               June 7, 2000

#10.31(8)      Employment  Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001

10.32(8) Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.33(8) Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

21.1(8)        Subsidiaries of Pivotal

23.1           Consent of Deloitte & Touche

24.1(8)        Powers of Attorney (included on signature page)

99.1(8) Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001.

#    Indicates management contract.

(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8) Previously filed on Pivotal's Annual Report on Form 10-K for the year ended June 30, 2001, filed September 28, 2001.