Form 10-Q
period 2001-09-30
PIVOTAL CORP
filed 2001-11-14
CIK 1086329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [ ]

           COMMON SHARES OUTSTANDING AT NOVEMBER 13, 2001: 24,003,548

                               PIVOTAL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS
                                                                           Page
PART I  FINANCIAL INFORMATION

     ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .......................1

          Condensed Consolidated Balance Sheets as of
            September 30, 2001 and June 30, 2001 ..............................1

          Condensed Consolidated Statements of Operations for the
            Three Months Ended September 30, 2001 and 2000 ....................2

          Condensed Consolidated Statements of Shareholders' Equity
            for the Three Months ended September 30, 2001 .....................3

          Condensed Consolidated Statements of Cash flows for the
            Three Months Ended September 30, 2001 and 2000 ....................4

          Notes to the Condensed Consolidated Financial Statements ............5

     ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ............................8

     ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK ...................................................19


PART II  OTHER INFORMATION ...................................................21

     ITEM 1  LEGAL PROCEEDINGS ...............................................21

     ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS .......................21

     ITEM 3  DEFAULTS UPON SENIOR SECURITIES .................................21

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............21

     ITEM 5  OTHER INFORMATION ...............................................21

     ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K ................................21

SIGNATURES ...................................................................25

          PART I - ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               PIVOTAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)


                                                                                   September 30,         June 30,
                                                                                       2001                2001
                                                                                   -------------       -------------
                                                                                    (unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                                      $    9,449          $   13,247
     Short-term investments                                                             48,419              55,468
     Accounts receivable                                                                15,381              26,610
     Prepaid expenses                                                                    4,295               2,691
                                                                                   -------------       -------------
         Total current assets                                                           77,544              98,016

Property and equipment, net                                                              8,104               9,183

Goodwill, intangibles and other assets, net                                             55,662              61,244
                                                                                   -------------       -------------
Total assets                                                                        $  141,310          $  168,443
                                                                                   =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                       $   23,029          $   25,324
     Deferred revenue                                                                   11,669              13,810
     Current portion of obligations under capital leases and long term debt                423                 516
                                                                                   -------------       -------------
         Total current liabilities                                                      35,121              39,650

Non-current portion of obligations under capital leases and long-term debt                 396                 592
                                                                                   -------------       -------------
Total liabilities                                                                       35,517              40,242
                                                                                   -------------       -------------
Shareholders' equity:

     Preferred shares, undesignated, no par value; authorized shares - 20,000                -                   -
     at September 30, 2001 and June 30, 2001; no shares issued and outstanding

     Common shares, no par value; authorized shares - 200,000 at September 30,         177,352             176,728
     2001 and June 30, 2001, respectively; issued and outstanding shares -
     23,996 and 23,933 at September 30, 2001 and June 30, 2001, respectively

     Deferred share-based compensation                                                     (67)                (81)

     Accumulated other comprehensive loss                                                 (662)               (203)

     Accumulated deficit                                                               (70,830)            (48,243)
                                                                                   -------------       -------------
Total shareholders' equity                                                             105,793             128,201
                                                                                   -------------       -------------
Total liabilities and shareholders' equity                                          $  141,310          $  168,443
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

                               PIVOTAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS,
                 ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                  Three months ended
                                                                                     September 30,
                                                                                 2001              2000
                                                                              ----------        ----------
REVENUES:

     Licenses                                                                 $   6,053          $ 13,768

     Services and maintenance                                                     9,969             7,290
                                                                              ----------        ----------
         Total revenues                                                          16,022            21,058
                                                                              ----------        ----------
 COST OF REVENUES:

     Licenses                                                                       492               866

     Services and maintenance                                                     5,860             3,870
                                                                              ----------        ----------
         Total cost of revenues                                                   6,352             4,736
                                                                              ----------        ----------

Gross profit                                                                      9,670            16,322
                                                                              ----------        ----------
OPERATING EXPENSES:

     Sales and marketing                                                         13,404            11,498

     Research and development                                                     4,947             3,917

     General and administrative                                                   7,131             1,776

     Amortization of goodwill                                                     6,839             4,995
                                                                              ----------        ----------
         Total operating expenses                                                32,321            22,186
                                                                              ----------        ----------
Loss from operations                                                            (22,651)           (5,864)

Interest and other income                                                           218               343
                                                                              ----------        ----------
Loss before income taxes                                                        (22,433)           (5,521)

Income tax (expense) recovery                                                      (154)               67
                                                                              ----------        ----------
Net loss                                                                      $ (22,587)         $ (5,454)
                                                                              ==========        ==========
Loss per share:
     Basic and diluted                                                        $   (0.94)         $  (0.24)

Weighted average number of shares used to calculate loss per share:
     Basic and diluted                                                           23,988            22,375

                             See accompanying notes.

                               PIVOTAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                      Common Shares and                     Accumulated
                                     Additional Paid-In     Deferred            Other                             Total
                                           Capital         Share-Based      Comprehensive     Accumulated     Shareholders'
                                     Shares       Amount   Compensation          Loss           (Deficit)          Equity
                                     ------       ------   ------------     -------------     -----------        ---------
Balance June 30, 2001                23,933     $176,728    $   (81)          $  (203)         $ (48,243)       $ 128,201

Net loss                                  -            -          -                 -            (22,587)         (22,587)

Change in net unrealized loss on          -            -          -              (459)                 -             (459)
     available-for-sale
     investment                                                                                                ------------

Comprehensive loss                                                                                                (23,046)
     investment                                                                                                ------------

Issuance of common shares on             13           34          -                 -                  -               34
   exercise of stock options

Issuance of common shares                50          590          -                 -                  -              590
   related to Employee Stock
   Purchase Plan

Amortization of share-based               -            -         14                 -                  -               14
   compensation
                                 ------------------------------------------------------------------------------------------
Balance September 30, 2001           23,996     $177,352     $ (67)           $  (662)         $ (70,830)       $ 105,793
                                 ==========================================================================================


                           See accompanying notes.

                               PIVOTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (EXPRESSED IN UNITED SATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      Three months ended
                                                                                         September 30,
                                                                                    2001                2000
                                                                               ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss for the period                                                    $ (22,587)           $  (5,454)

     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

         Amortization of goodwill                                                   6,839                4,995

         Depreciation                                                               1,038                  880

         Non-cash share-based compensation expense                                     14                   28

     Change in operating assets and liabilities:

         Accounts receivable                                                       11,229                 (858)

         Prepaid expenses                                                          (1,604)                 (72)

         Accounts payable and accrued liabilities                                  (2,295)                  42

         Deferred revenue                                                          (2,141)               1,184
                                                                               ------------         ------------
         Net cash (used in) provided by operating activities                       (9,507)                 745
                                                                               ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                              (248)              (1,368)

     Proceeds on disposal of property and equipment                                   289                    -

     Proceeds from sales and maturities of short-term investments                   7,049                8,541

     Other assets                                                                  (1,716)                (405)
                                                                               ------------         ------------
         Net cash provided by investing activities                                  5,374                6,768
                                                                               ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common shares                                          624                1,668

     Repayment of obligations under capital lease                                    (289)                   -
                                                                               ------------         ------------
     Net cash provided by financing activities                                        335                1,668
                                                                               ------------         ------------
Net (decrease) increase in cash and cash equivalents                               (3,798)               9,181

Cash and cash equivalents, beginning of period                                     13,247                4,734
                                                                               ------------         ------------
Cash and cash equivalents, end of period                                        $   9,449            $  13,915
                                                                               ============         ============

                             See accompanying notes.

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In Pivotal's opinion, these financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal's Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.   ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $4,404 and $2,260 at September 30, 2001 and June 30, 2001, respectively.

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

                                        September 30, 2001       June 30, 2001
                                        ------------------       -------------

Accounts payable                             $10,862                  $12,721
Accrued compensation                           3,242                    3,867
Accrued acquisition costs                      4,053                    5,227
Other accrued liabilities                      4,872                    3,509
                                               -----                    -----
                                             $23,029                  $25,324
                                             =======                  =======

4.   LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                     Three months ended
                                                                        September 30,
                                                                    2001              2000
                                                                  --------          --------
Net loss (A)                                                      $(22,587)         $(5,454)
Weighted average number of common shares outstanding (B)            23,988           22,375

Loss per share:
         Basic and diluted (A/B)                                   $ (0.94)          $(0.24)

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


5.   COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows:

                                                                                           Three months ended
                                                                                              September 30,
                                                                                          2001               2000
                                                                                       ----------         ----------
    Net loss                                                                            $(22,587)           $(5,454)
    Other comprehensive loss:
         Change in net unrealized loss on available-for-sale investment                     (459)                 -
                                                                                       ----------         ----------
                                                                                        $(23,046)           $(5,454)
                                                                                       ==========         ==========


6.   SEGMENTED INFORMATION

Pivotal operates in one business segment, the development, marketing, and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships.

Pivotal licenses and markets its products internationally. The following table presents a summary of revenues by geographical region:

                                                       Three months ended
                                                          September 30,
                                                      2001           2000
                                                    --------       --------

         United States                               $8,465        $14,772
         Canada                                       1,306          2,435
         International                                6,251          3,851
                                                    --------       --------
                                                    $16,022        $21,058
                                                    ========       ========

Pivotal attributes revenue among the geographical areas based on the location of the customers involved.

During the three months ended September 30, 2001 and 2000, no single customer accounted for 10% or more of total revenue.

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


7.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.1 41 addresses the initial recognition and measurement of intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

Pivotal is required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002. Pivotal is currently evaluating the impact that the adoption of these pronouncements may have on its financial position and results of operations. Prior to any charges for impairment which may be recorded in the three quarters ending June 30, 2002, adoption of these pronouncements will have the effect of eliminating quarterly goodwill amortization of $6.8 million. Unamortized goodwill was $55.7 million as of September 30, 2001.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore Pivotal will be required to adopt SFAS No. 144 as of July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

8.   SUBSEQUENT EVENTS

On October 25, 2001, Pivotal announced that it is restructuring its organization around core business processes to improve cost efficiencies, productivity, and the delivery of customer results. The restructuring program includes a reduction in the number of employees by 22 percent from 675 to 525, consolidation of excess facilities, and restructuring of certain business functions. Pivotal is currently estimating the restructuring and other charges to be recorded in the quarter ended December 31, 2001 including employee severances, excess facility costs and related asset impairment charges.

Due to the decline in current business conditions, Pivotal is currently assessing the future revenue potential and estimated costs associated with businesses acquired in 2001 and 2000 to determine if the goodwill and purchased intangible assets is impaired. If the impairment analysis indicates that the carrying value will not be fully recovered through estimated undiscounted operating cash flows, Pivotal will record an impairment charge measured by the amount that the carrying amount exceeds the fair market value of these assets.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.


FORWARD-LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading "Important factors that may affect our business, our results of operations and our stock price" in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of our forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on our forward-looking statements


OVERVIEW

Pivotal Corporation enables large and medium-sized businesses worldwide to acquire, serve and manage their customers by providing customer relationship management and electronic business solutions. Customer relationship management and electronic business solutions automate and manage marketing, selling and servicing processes over the Internet. We refer to our solutions as the Pivotal Customer Relationship Management and eBusiness solution suite. The Customer Relationship Management and eBusiness solution suite is designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenues.

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

On October 25, 2001 we announced our corporate restructuring initiatives which included a workforce reduction of 150 employees, representing 22% of our total workforce worldwide, consolidation of excess facilities and restructuring of certain business functions. We expect the total cost of our restructuring initiatives to be $10.5 million, which will be recorded in the quarter ending December 31, 2001. We believe that this new headcount enables us to align with both the current demand in the market for customer relationship management and electronic business solutions as well as the anticipated growth within that same market. We have also restructured our sales process. This process now allows some customers to conduct formalized evaluations of our solutions prior to making their decision to purchase. Although this may extend the length of some sales cycles, we believe this will result in an advantage over our competitors as our customers will experience more security in the buying process.

Due to the decline of market conditions and our restructuring initiatives announced October 25, 2001, we are reviewing the valuation of goodwill and purchased intangibles on our balance sheet and may record a charge for an impairment in value in the quarter ending December 31, 2001.

Our solutions are sold in 35 countries and are available in English, French, German and Spanish from Pivotal directly and Portuguese, Swedish, Japanese, Chinese and Hebrew from members of our third-party resellers, the Pivotal
Alliance. More than 1300 companies around the world use Pivotal software and services including: ABN AMRO Securities LLC, Atlas Copco Airpower N.V., Belgacom France, Bombardier Aerospace, Centex Homes, Citizens Gas, CIBC World Markets, Commonfund, Compuware Corporation Japan, Deloitte & Touche, Emerson Electric, Farm Credit Services of America, FLAG Telecom, Grantham, Mayo, Van Otterloo & Company L.L.C., Haldex Services Corporation, Harper Collins Publishers, Heller Financial, Hitachi Telecom (USA) Inc., Intrawest Corporation, Kikkoman Corporation, KPMG, National Air Traffic Services, London, NEC, Novartis Animal Health Inc., Novozymes North America, Inc., Panasonic SA, Premera Blue Cross, Principal Financial Group, Inc., Qiagen, Royal Bank of Canada, Southern Company, Toshiba Information Systems Corporation, Vivendi, and Ziff Davis Media Inc. We market and sell our solutions through a direct sales force as well as through third-party solution providers.

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

Pivotal Corporation was incorporated in British Columbia, Canada in 1990 under the name Pen Magic Software Corporation, and changed its name to Pen Magic
Software Inc. in 1991, to Pivotal Software Inc. in 1995 and to Pivotal Corporation in 1999. The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, and all of Pivotal Corporation's wholly owned subsidiaries including Pivotal Corporation, incorporated in Washington State, Pivotal Corporation Limited, incorporated in the United Kingdom, Pivotal Corporation France S.A., incorporated in France, Exactium Ltd., incorporated in Israel, Exactium, Inc., incorporated in Delaware State, Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland, Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland, Pivotal GmbH, incorporated in Germany, Digital Conversations Inc., incorporated in British Columbia, Pivotal Corporation Australia Pty. Ltd., incorporated in Australia, Project One Business Technologies Inc., incorporated in British Columbia, Nihon Pivotal K.K., incorporated in Japan and Inform, Inc., incorporated in Ontario.

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

Our cost of license revenues primarily consists of costs related to media, the packaging and distribution of solutions, the related documentation and other production costs, and royalty fees due to third parties for integrated technology. Our cost of services revenues includes salaries and related expenses for our implementation, consulting support and education organizations and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas based on their headcount.

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


RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended September 30, 2001 and 2000, respectively, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

                                                                  Three months ended
                                                                     September 30,
                                                                2001             2000
                                                              --------         --------
  CONSOLIDATED STATEMENT OF OPERATIONS
       REVENUES:
           Licenses                                              38%               65%
           Services and maintenance                              62%               35%
                                                              --------         --------
                    Total revenues                              100%              100%
                                                              --------         --------
       COST OF REVENUES:
           Licenses                                               3%                4%
           Services and maintenance                              37%               18%
                                                              --------         --------
                    Total cost of revenues                       40%               22%
                                                              --------         --------
       Gross profit                                              60%               78%
                                                              --------         --------
       OPERATING EXPENSES:
           Sales and marketing                                   84%               55%
           Research and development                              31%               19%
           General and administrative                            44%                8%
           Amortization of goodwill                              42%               24%
                                                              --------         --------
                    Total operating expenses                    201%              106%
                                                              --------         --------
       Loss from operations                                    (141)%             (28)%
       Interest and other income                                  1%                2%
                                                              --------         --------
       Loss before income taxes                                (140)%             (26)%
       Income tax (expense) recovery                             (1)%               -
                                                              --------         --------
       Net loss                                                (141)%             (26)%
                                                              =========        ========


REVENUES

Total revenues decreased 24% to $16.0 million from $21.1 million for the quarters ended September 30, 2001 and 2000, respectively.

The market for our solutions and related services is unpredictable. We are experiencing signs of weakness due to the current economic slowdown in the market and the related reluctance of companies to acquire significant software systems at this time. These market conditions may continue to deteriorate. The severity and duration of any further deterioration may compel us to consider further reductions in our workforce to realign with those new market conditions, on either a regional or global scale, or both. This reduction could adversely impact our ability to develop, deliver and/or service our existing and new products, as well as our ability to attract, maintain and service our customers.

Licenses

Revenues from licenses decreased 56% to $6.1 million from $13.8 million for the quarters ended September 30, 2001 and 2000, respectively.

Our revenues from licenses decreased as a result of a slowdown in our European operations during the course of the quarter, a further general weakening of the U.S. economy and difficulty experienced in closing sales in North America during the final weeks of the quarter following the acts of terrorism in the United States on September 11, 2001.

Revenues from licenses represented 38% and 65% of total revenues for the quarters ended September 30, 2001 and 2000, respectively. No single customer accounted for 10% or more of our revenues for the quarters ended September 30, 2001 and 2000. North American license revenues accounted for 61% and 82% of total license revenues in the quarters ended September 30, 2001 and 2000, respectively.

Our customers include a number of suppliers. On occasion, we have purchased goods or services for our operations from vendors on or about the same time as we have licensed our software to these organizations. These transactions are separately negotiated and recorded at amounts and terms we consider to be at arm's-length. During the three months ended September 30, 2001, we recognized approximately $1.2 million of software license revenue from transactions with vendors where we purchased goods or services from those vendors at or about the same time as the software license transactions.

Services and Maintenance

Revenues from services and maintenance increased 37% to $10 million from $7.3 million for the quarters ended September 30, 2001 and 2000, respectively. This resulted from an increase of $0.7 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services, and an increase of $2.0 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 62% and 35% of total revenues for the quarters ended September 30, 2001 and 2000, respectively. We believe that future revenues from services and maintenance will continue to increase as a percentage of total revenues over the quarter ended September 30, 2001, due to the increase in the number of technical support and maintenance contracts as our customer base grows. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on third parties to provide a majority of implementation services to our customers rather than providing those services directly.

COST OF REVENUES

Total cost of revenues increased 34% to $6.4 million from $4.7 million for the quarters ended September 30, 2001 and 2000, respectively.

Licenses

Cost of revenues from licenses consists of costs relating to the packaging and distribution of solutions, related documentation and fees paid for incorporation of third-party products into our solutions.

Cost of revenues from licenses decreased to $0.5 million from $0.9 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease is due primarily to the decline in license revenues compared to prior quarters. Cost of revenues from licenses as a percentage of revenues from licenses was 8% and 6% for the quarters ended September 30, 2001 and 2000, respectively. The cost of licenses as a percentage of license revenue remains similar to prior quarters and will fluctuate quarter to quarter depending on sales mix and costs of third-party technology integrated with our solutions.

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

Cost of revenues from services and maintenance increased 51% to $5.9 million from $3.9 million for the quarters ended September 30, 2001 and 2000, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 59% and 53% for the quarters ended September 30, 2001 and 2000, respectively.

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

Sales and marketing expenses increased 17% to $13.4 million from $11.5 million for the quarters ended September 30, 2001 and 2000, respectively. The increase in dollar amounts reflects the expansion of our international sales capability which required an increase in the number of sales and marketing professionals. Sales and marketing expenses increased as a percentage of total revenues to 84% from 55% for the quarters ended September 30, 2001 and 2000, respectively. This increase of sales and marketing expenses as a percentage of total revenues resulted from lower revenue this quarter. We expect that sales and marketing expenses will decrease as a percentage of total revenues as a result of our restructuring initiatives announced October 25, 2001.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts.

Research and development expenses increased 26% to $4.9 million from $3.9 million for the quarters ended September 30, 2001 and 2000, respectively. Research and development expenses were 31% and 19% of total revenues for the quarters ended September 30, 2001 and 2000, respectively. We expect to continue to keep research and development expenditures at the same percentage of revenues as we expand our Customer Relationship Management and eBusiness solution suite.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

General and administrative expenses increased 302% to $7.1 million from $1.8 for the quarters ended September 30, 2001 and 2000, respectively. General and administrative expenses were 44% and 8% of total revenues for the quarters ended September 30, 2001 and 2000, respectively. In the quarter ended September 30, 2001, general and administrative expenses include approximately $1.9 million for vacated premises, employee severances and other restructuring and approximately $1.9 million for an additional allowance for doubtful accounts. During the quarter ended September 30, 2001, we continued to experience delays in payments from certain customers due to the weak North American economy. The balance of the increase in general and administrative expenses was due to hiring additional personnel and the implementation of internal financial and administrative systems. We expect general and administrative expenses will decrease as a percentage of total revenues as a result of our restructuring initiatives announced October 25, 2001.

Amortization of Goodwill

Amortization of goodwill was $6.8 million in the quarter ended September 30, 2001, compared to 5.0 million for the quarter ended September 30, 2000. The increase resulted from additional goodwill amortization on business acquired during the year ended June 30, 2001.

Due to a decline in market conditions and our restructuring initiatives announced October 25, 2001, we are reviewing the valuation of goodwill and purchased intangible assets on our balance sheet and may record a charge for an impairment in value in the quarter ending December 31, 2001.

Share-Based Compensation

We recorded deferred compensation expenses of $14,000 during the quarter ended September 30, 2001 in connection with grants of employee share purchase options with exercise prices lower than the deemed fair market value of our common shares. We are amortizing this amount over the four-year period in which the options vest. We will allocate the expense among operating expense categories based on the primary activity of the employee that holds the option. We recognized $14,000 and $28,000 in compensation expense in the quarters ended September 30, 2001 and 2000, respectively. We currently expect to recognize $58,000 and $23,000 in the years ending June 30, 2002 and 2003, respectively.

Interest and Other Income

Interest and other income consists of earnings on cash and cash equivalents and short-term investments net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income was $218,000 and $343,000 for the quarters ended September 30, 2001 and 2000, respectively. The total other income of $218,000 for the quarter ended September 30, 2001 includes a foreign exchange loss of $263,000 compared to $343,000 for the quarter ended September 30, 2000 including a foreign exchange loss of $119,000. The other components of interest and other income were not material for the periods presented.

Income Taxes

The provision for income taxes was $154,000 for the quarter ended September 30, 2001 compared to a recovery of $67,000 of prior taxes paid for the quarter ended September 30, 2000. These income tax amounts were all attributable to our operations in the United States and the United Kingdom.

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

                                                                          Three months ended
                                     Sep. 30,    June 30,     Mar. 31,    Dec. 31,    Sep. 30,     June 30,    Mar. 31,    Dec. 31,
                                       2001        2001         2001        2000        2000         2000        2000        1999
                                  -----------------------------------------------------------------------------------------------
Revenues:
     Licenses                       $  6,053     $ 12,028     $16,368     $16,346      $13,768     $13,136     $10,125     $ 8,026
     Services and maintenance          9,969       10,079      10,026       9,385        7,290       5,049       4,412       3,516
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
         Total revenues               16,022       22,107      26,394      25,731       21,058      18,185      14,537      11,542
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
Cost of revenues:
     Licenses                            492          946       1,009         979          866         812         635         410
     Services and maintenance          5,860        5,971(1)    5,346       4,979        3,870       2,671       2,295       1,813
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
         Total cost of revenues        6,352        6,917       6,355       5,958        4,736       3,483       2,930       2,223
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
Gross profit                           9,670       15,190      20,039      19,773       16,322      14,702      11,607       9,319
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
Operating expenses:

     Sales and marketing              13,404       14,129(2)   12,689      12,914       11,498      10,319       8,214       6,917
     Research and development          4,947        5,228       5,096       4,509        3,917       2,803       2,409       2,125
     General and administrative        7,131(4)     6,904(3)    2,787       2,100        1,776       1,318       1,197         968
     Amortization of goodwill          6,839        6,594       6,068       5,405        4,995       1,280          97          32
     In-process research and
      development and other
      charges                              -            -           -           -            -       6,979           -           -
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
   Total operating expenses           32,321       32,855      26,640      24,928       22,186      22,699      11,917      10,042
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
Loss from operations                 (22,651)     (17,665)     (6,601)     (5,155)      (5,864)     (7,997)       (310)       (723)

Interest and other income                218        1,352         994         644          343         478         673         685
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
(Loss) income before income          (22,433)     (16,313)     (5,607)     (4,511)      (5,521)     (7,519)        363         (38)
  taxes

Income tax expense (recovery)            154          344          56         170          (67)        217         139         126
--------------------------------- ----------- ------------ ----------- ----------- ------------ ----------- ----------- -----------
Net (loss) income                   $(22,587)    $(16,657)    $(5,663)     $4,681       $5,454     $(7,736)    $   224    $  (164)
================================= =========== ============ =========== =========== ============ =========== =========== ===========

(1) Cost of revenues for services and maintenance increased during the fourth quarter as a result of increased numbers of technical support and maintenance contracts we obtained as our customer base grew.

(2) During the fourth quarter ended June 30, 2001, we increased program spending which caused sales and marketing costs to increase as a percentage of revenue.

(3) Includes $3.6 million for non-recurring charges relating to the impairment of long-lived assets and an additional provision for doubtful accounts.

(4) Includes $1.9 million for vacated premises, employee severance and other restructuring changes and approximately 1.9 million for an additional allowance for doubtful accounts receivable.

                                                                        Three months ended
                                --------------------------------------------------------------------------------------------------
                                   Sep. 30,     June 30,    Mar. 31,    Dec. 31,     Sep. 30     June 30,    Mar. 31,    Dec. 31,
                                     2001         2001        2001        2000        2000         2000        2000        1999
                                --------------------------------------------------------------------------------------------------
REVENUES:
     Licenses                         38%          54%         62%         64%          65%         72%         70%          70%
     Services and maintenance         62%          46%         38%         36%          35%         28%         30%          30%
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
      Total revenues                 100%         100%        100%        100%         100%        100%        100%         100%
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
COST OF REVENUES:
     Licenses                          3%           4%          4%          4%           4%          4%          4%           3%
     Services and maintenance         37%          27%(1)      20%         19%          18%         15%         16%          16%
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
      Total cost of revenues          40%          31%         24%         23%          22%         19%         20%          19%
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
Gross profit                          60%          69%         76%         77%          78%         81%         80%          81%
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
OPERATING EXPENSES:
     Sales and marketing              84%          64%(2)      48%         50%          55%         57%         56%          60%
     Research and development         31%          24%         19%         18%          19%         15%         17%          19%
     General and administrative       44%(4)       31%(3)      11%          8%           8%          7%          8%           8%
     Amortization of goodwill         42%          30%         23%         21%          24%          7%          1%           -
     In-process research and
      development and other
      charges                          -            -           -           -            -          39%          -            -
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
      Total operating expenses       201%         149%        101%         97%         106%        125%         82%          87%
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
Loss from operations                (141)%        (80)%       (25)%       (20)%        (28)%       (44)%        (2)%         (6)%

Interest and other income              1%           6%          4%          3%           2%          3%          5%           6%
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
(Loss) income before income         (140)%        (74)%        21%        (17)%        (26)%       (41)%         3%           -
  taxes

Income tax expense (recovery)          1%           1%          -           1%           -           1%          1%           1%
------------------------------- ------------ ----------- ----------- ----------- ------------ ----------- ----------- ------------
Net (loss) income                   (141)%        (75)%       (21)%       (18)%        (26)%       (42)%         2%          (1)%
=============================== ============ =========== =========== =========== ============ =========== =========== ============

(1) Cost of revenues for services and maintenance increased during the fourth quarter as a result of increased numbers of technical support and maintenance contracts we obtained as our customer base grew.

(2) During the fourth quarter ended June 30, 2001, we increased program spending which caused sales and marketing costs to increase as a percentage of revenue.

(3) Includes $3.6 million for non-recurring charges relating to the impairment of long-lived assets and an additional provision for doubtful accounts.

(4) Includes $1.9 million for vacated premises, employee severance and other restructuring charges and approximately 1.9 million for an additional allowance for doubtful accounts receivable.


We believe the decrease in revenue in the quarters ended June 30, 2001 and September 30, 2001 as compared to prior quarters was due to the current economic slowdown and related reluctance of companies to acquire significant software and systems at this time. In addition, a traditional pattern of reduced buying by European customers during the months of July and August has again resulted in lower European license revenue for the quarter ended September 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had $9.5 million in cash and cash equivalents, $48.4 million in short-term investments and $42.4 million in working capital. Our cash and cash equivalents and short-term investments decreased to $57.9 million at September 30, 2001 from $68.7 million at June 30, 2001. Our working capital decreased to $42.4 million at September 30, 2001 from $58.4 million at June 30,2001.

We used cash from operating activities of $9.5 million and generated $0.7 million for the three months ended September 30, 2001 and 2000, respectively.

Net cash provided by investing activities was $5.4 million for the three months ended September 30, 2001 compared to $6.8 million in the same period in 2000. During the quarter ended September 30, 2001, we received proceeds of $7.0 million from the sale and maturity of short-term investments. Net capital expenditures were $0.2 million for the three months ended September 30, 2001 and $1.4 million for the three months ended September 30, 2000.

Net cash provided by financing activities was $0.3 million and $1.7 million for the three months ended September 30, 2001 and 2000, respectively. Net cash provided by financing activities resulted primarily from sales of equity securities.

Our principal source of liquidity at September 30, 2001 was our cash and cash equivalents and short-term investments of $57.9 million. We have a credit facility with a Canadian chartered bank which includes a revolving term operating line of $2.0 million (Cdn. $3.0 Million), bearing interest at the bank's prime rate plus 1% per year, secured by a charge on all our current and future personal property. As of June 30, 2001 and 2000, no amounts were outstanding under the credit facility. During the quarter ended June 30, 2001, we entered into an irrevocable letter of credit with a Canadian chartered bank for $2.5 million (Cdn. $3.8 million). The letter of credit, which expires July 3, 2002, collaterizes our obligations to a third party for tenant improvement costs.

We believe that the total amount of cash and cash equivalents and short-term investments, along with the commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes through the year ending June 30, 2002. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.1 41 addresses the initial recognition and measurement of intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

We are required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002. We are currently evaluating the impact that the adoption of these pronouncements may have on its financial position and results of operations. Prior to any charges for impairment which may be recorded in the three quarters ending June 30, 2002, adoption of these pronouncements will have the effect of eliminating quarterly goodwill amortization of $6.8 million. Unamortized goodwill was $55.7 million as of September 30, 2001.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore we will be required to adopt SFAS No. 144 as of July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.

                                 PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including fluctuations in foreign exchange rates and interest rates.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates.

Our investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, all short-term investments must be made in investment grade securities with original maturities of less than one year at the time of acquisition.

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. Based on a sensitivity analysis performed on our balances as of September 30, 2001, the fair value of our short-term investment portfolio would not be significantly impacted by a shift in the yield curve of plus or minus 50, 100 or 150 basis points.

OTHER INVESTMENTS

Included in other assets are certain investments in public and private companies. Our investment in a public company is considered available for sale and is subject to considerable market price volatility and is additionally risky due to resale restrictions. Consequently, the investment is recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We may lose some or all of our investment in those shares. Our investments in privately held companies are carried at cost. These investments are inherently risky, as they typically are comprised of investments in companies that are still in start-up or development stages. The market for their product or technologies that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies or may incur an impairment charge if we determine that the value of these assets has been impaired.

FOREIGN CURRENCY RISK

We have operations in Canada and a number of countries outside of the United States and therefore we are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

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

We use forward contracts to minimize the risks associated with transactions originating in Canadian dollars. We have not designated these forward contracts to be hedging instruments. Therefore, all gains or losses resulting from the change in fair value of these contracts has been included in earnings in the current period.

If we were to designate these types of forward contracts or other derivatives as hedges in the future and such derivatives satisfy the criteria for hedging instruments, then depending on the nature of the hedge, changes in the fair value of the derivatives will be offset against the change in fair value of assets, liabilities, or firm commitments recognized inearnings (fair value hedges) or recognized in other comprehensive income until the related hedged item is recognized in earnings (cash flow hedges). Any change in fair value related to the ineffective portion of a derivative will be recognized in earnings through periodic mark to market adjustments.

In addition to the use of foreign exchange forward contracts noted above, from time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars for the next operating period, which is generally limited to six months or less.

At September 30, 2001, we had no outstanding currency forward exchange contracts, because forward contracts generally mature at the end of a quarterly period. During the quarter ended September 30, 2001, we recorded a foreign exchange loss of $263,000 compared to a foreign exchange gain of $68,000 for the year ended June 30, 2001. We use sensitivity analysis to measure our foreign exchange risk. As at September 30, 2001, a ten percent change in the exchange rate would not have a material effect on our business, results of operations, and financial condition.

                           PART II: OTHER INFORMATION

                                PART II - ITEM 1

LEGAL PROCEEDINGS

We have recently settled a matter that was in arbitration with one of our business partners related to a breach of contract claim. The matter was settled with no material adverse effect on our business, financial condition, results of operations or cash flows.

As of the date hereof, there is no material litigation pending against us. From time to time, we are a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations and cash flows.


                                PART II - ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

                                PART II - ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

                                PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                PART II - ITEM 5

OTHER INFORMATION

Norm Francis resigned his position as Chief Executive Officer on August 28, 2001 but remains as Chairman of our Board of Directors. Vince Mifsud resigned his position as our Chief Operating Officer, Chief Financial Officer and Executive Vice President on September 30, 2001. On August 28, 2001 we appointed Bo Manning as our new Chief Executive Officer and on October 1 ,2001, we appointed Divesh Sisodraker as our new Chief Financial Officer.


                                PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT NO.         DESCRIPTION
-----------         -----------
2.1(1)              Share Purchase  Agreement by and between  Pivotal and Pierre
                    Marcel,  Marc Bahda,  Bernard Wach and Other Shareholders of
                    Transitif S.A., dated December 3, 1999

EXHIBIT NO.         DESCRIPTION
-----------         -----------
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

#10.7(4) Letter agreement dated November 21, 1997 between Pivotal and Robert A. Runge granting an option to purchase 250,000 common shares

10.8(4) Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998

EXHIBIT NO.         DESCRIPTION
-----------         -----------
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

10.13(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

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

EXHIBIT NO.         DESCRIPTION
-----------         -----------
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

10.28(8) Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.29 (8)           Lease dated as of November 24, 2000 between Scholl  Consumer
                    Products Limited and Pivotal for premises located in Luton, England

#10.30(8)           Employment  Agreement  between Kirk  Herrington  and Pivotal dated June 7, 2000

#10.31(8)           Employment  Agreement  between  Kent Roger (Bo)  Manning and
                    Pivotal dated August 22, 2001

10.32(8) Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.33(8) Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

21.1(8)             Subsidiaries of Pivotal

99.1(8) Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001

99.2                Risk Factors
------------------

#    Indicates management contract.
(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8) Incorporated by reference to Pivotal's Annual Report on form 10-K for the year ended June 30,2001


(b)  Reports on Form 8-K

     Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2001

                                         PIVOTAL CORPORATION


                                         /s/ Divesh Sisodraker
                                         ---------------------------------------
                                         Divesh Sisodraker
                                         Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
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

10.8(4) Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998

10.9(4) Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.10(4) Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

10.11(4) Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

10.12(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

EXHIBIT NO.         DESCRIPTION
-----------         -----------
10.13(4)            Canadian  Imperial  Bank of  Commerce  Schedule  -  Standard
                    Credit Terms dated March 18, 1998

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

10.28(8) Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.29 (8)           Lease dated as of November 24, 2000 between Scholl  Consumer
                    Products Limited and Pivotal for premises located in Luton, England

#10.30(8)           Employment  Agreement  between Kirk  Herrington  and Pivotal dated June 7, 2000

#10.31(8)           Employment  Agreement  between  Kent Roger (Bo)  Manning and
                    Pivotal dated August 22, 2001

10.32(8) Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.33(8) Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

21.1(8)             Subsidiaries of Pivotal

99.1(8) Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001

99.2                Risk Factors
------------------

#    Indicates management contract.
(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8) Incorporated by reference to Pivotal's Annual Report on form 10-K for the year ended June 30,2001