Form 10-Q/A
period 2001-09-30
PIVOTAL CORP
filed 2001-11-15
CIK 1086329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

Amortization of Goodwill

Amortization of goodwill was $6.8 million in the quarter ended September 30, 2001, compared to $5.0 million for the quarter ended September 30, 2000. The increase resulted from additional goodwill amortization on business acquired during the year ended June 30, 2001.

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

Our principal source of liquidity at September 30, 2001 was our cash and cash equivalents and short-term investments of $57.9 million. We have a credit facility with a Canadian chartered bank which includes a revolving term operating line of $2.0 million (Cdn. $3.0 Million), bearing interest at the bank's prime rate plus 1% per year, secured by a charge on all our current and future personal property. As of June 30, 2001 and 2000, no amounts were outstanding under the credit facility. During the quarter ended June 30, 2001, we entered into an irrevocable letter of credit with a Canadian chartered bank for $2.5 million (Cdn. $3.8 million), of which $1.8 million (CDN$2.8 million) is secured by our investments. The letter of credit, which expires July 3, 2002, collaterizes our obligations to a third party for tenant improvement costs.

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


Date: November 14, 2001

                                         PIVOTAL CORPORATION



                                         /s/ Kent Roger (Bo) Manning
                                         ---------------------------------------
                                         Kent Roger (Bo) Manning
                                         President, Chief Executive Officer
                                         and Director



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