Form 10-Q
period 2001-12-31
PIVOTAL CORP
filed 2002-02-14
CIK 1086329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______

Commission File Number 000-26867

PIVOTAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA, CANADA	NOT APPLICABLE
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

COMMON SHARES OUTSTANDING AT February 5, 2002: 24,074,175

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

-i-

PART I - ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)

December 31, 2001	June 30, 2001
(unaudited)
ASSETS Current Assets:
Cash and cash equivalents	$ 14,602	$ 13,247
Short-term investments	33,151	55,468
Accounts receivable	16,626	26,610
Prepaid expenses	1,797	2,691

Total current assets	66,176	98,016

Property and equipment, net	5,854	9,183

Goodwill, intangibles and other assets, net	15,108	61,244

Total assets	$ 87,138	$ 168,443

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
Accounts payable and accrued liabilities	$ 22,810	$ 25,324
Current portion of accrued restructuring costs	5,434	–
Deferred revenue	11,480	13,810
Current portion of obligations under capital leases and long term debt	516	516

Total current liabilities	40,240	39,650

Non-current portion of obligations under capital leases and long-term debt	292	592

Non-current portion of accrued restructuring costs	3,228	–

Total liabilities	43,760	40,242

Shareholders' equity:

Preferred shares, undesignated, no par value; authorized shares - 20,000 at December 31, 2001 and June 30, 2001; no shares issued and outstanding	--	--

Common shares, no par value, authorized shares - 200,000 at December 31, 2001 and June 30, 2001; issued and outstanding shares - 24,006 and 23,933 at December 31, 2001 and June 30, 2001, respectively	177,361	176,728

Deferred share-based compensation	(53)	(81)

Accumulated other comprehensive loss	(96)	(203)

Accumulated deficit	(133,834)	(48,243)

Total shareholders' equity	43,378	128,201

Total liabilities and shareholders' equity	$ 87,138	$ 168,443

See accompanying notes

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS,
ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
REVENUES:
Licenses	$ 6,870	$ 16,346	$ 12,923	$ 30,114
Services and maintenance	9,633	9,385	19,602	16,675

Total revenues	16,503	25,731	32,525	46,789

COST OF REVENUES:
Licenses	557	979	1,049	1,845
Services and maintenance	5,700	4,979	11,560	8,849

Total cost of revenues	6,257	5,958	12,609	10,694

Gross profit	10,246	19,773	19,916	36,095

OPERATING EXPENSES:
Sales and Marketing	10,476	12,914	23,880	24,412
Research and development	4,660	4,509	9,607	8,426
General and administrative	2,780	2,100	7,985	3,876
Restructuring charges and asset impairments	49,504	–	51,429	–
Amortization of goodwill	6,131	5,405	12,970	10,400

Total operating expenses	73,551	24,928	105,871	47,114

Loss from operations	(63,305)	(5,155)	(85,955)	(11,019)

Interest and other income	481	644	699	987

Loss before income taxes	(62,824)	(4,511)	(85,256)	(10,032)

Income taxes	180	170	335	103

Net loss	$ (63,004)	$ (4,681)	$ (85,591)	$ (10,135)

Loss per share: Basic and diluted	$ (2.63)	$ (0.20)	$ (3.57)	$ (0.45)

Weighted average number of shares used to calculate loss per share: Basic and diluted	24,001	23,002	23,996	22,750

See accompanying notes

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Shares and Additional Paid-In Capital		Deferred Share-Based	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Compensation	Loss	Deficit	Equity

Balance at June 30, 2001	23,933	$176,728	$(81)	$(203)	$(48,243)	$128,201

Net loss	–	–	–	–	(22,587)	(22,587)

Change in net unrealized loss on available-for-sale investment	–	–	–	(459)	–	(459)

Comprehensive loss	–	–	–	–	–	(23,046)

Issuance of common shares on exercise of stock options	13	34	–	–	–	34

Issuance of common shares related to Employee Stock Purchase Plan	50	590	–	–	–	590

Amortization of deferred share-based compensation	–	–	14	–	–	14

Balance at September 30, 2001	23,996	$177,352	$(67)	$(662)	$(70,830)	$105,793

Net loss	–	–	–	–	(63,004)	(63,004)

Change in net unrealized loss on available-for-sale investment	–	–	–	566	–	566

Comprehensive loss	–	–	–	–	–	(62,438)

Issuance of common shares on exercise of stock options	10	9	–	–	–	9

Issuance of common shares shares related to Employee Stock Purchase Plan	–	–	–	–	–	–

Amortization of deferred share-based compensation	–	–	14	–	–	14

Balance at December 31, 2001	24,006	$177,361	$(53)	$(96)	$(133,834)	$43,378

See accompanying notes

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED SATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six months ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (85,591)	$ (10,135)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Amortization of goodwill	12,970	10,400

Depreciation	2,693	2,050

Non-cash restructuring costs	7,535	–

Impairment of goodwill and other purchased intangible assets	32,987	–

Non-cash share-based compensation expense	28	56

Change in operating assets and liabilities:

Accounts receivable	9,984	(7,631)

Prepaid expenses	(1,700)	(1,191)

Accounts payable and accrued liabilities	(2,514)	2,112

Accrued restructuring costs	8,662	–

Deferred revenue	(2,330)	1,023

Net cash used in operating activities	(17,276)	(3,316)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases, sales and maturities of short-term investments, net	22,317	(41,519)

Purchase of property and equipment	(469)	(2,979)

Proceeds on disposal of property and equipment	289	—

Acquisitions (net of cash acquired)	—	(3,276)

Purchase of long-term investments and other assets	(3,839)	(465)

Net cash provided by (used in) investing activities	18,298	(48,239)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repaymnt of obligations under capital lease	(300)	–

Proceeds from issuance of common shares	633	53,565

Net cash provided by financing activities	333	53,565

Net increase in cash and cash equivalents	1,355	2,010

Cash and cash equivalents, beginnning of period	13,247	4,734

Cash and cash equivalents, end of period	$ 14,602	$ 6,744

See accompanying notes

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations for interim financial information of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In Pivotal’s opinion, these financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial position, results of operations, cash flows and shareholders’ equity for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.  ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $4,433 and $2,260 at December 31, 2001 and June 30, 2001, respectively.

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

	December 31, 2001	June 30, 2001
Accounts payable	$11,895	$12,721
Accrued compensation	3,537	3,867
Accrued acquisition costs	3,910	5,227
Other accrued liabilities	3,468	3,509

	$22,810	$25,324

4.    LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
Net loss (A)	$ (63,004)	$ (4,681)	$ (85,591)	$ (10,135)
Weighted average number of common shares outstanding (B)	24,001	23,002	23,996	22,750
Loss per share: Basic and diluted (A/B)	$ (2.63)	$ (0.20)	$ (3.57)	$ (0.45)

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    SEGMENTED INFORMATION

Pivotal operates the development, marketing, and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships in one business segment.

Pivotal licenses and markets products internationally. Pivotal attributes revenue among the geographical areas based on the location of the customers involved. The following table presents a summary of revenues by geographical region:

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
North America	$ 7,097	$ 18,526	$ 16,588	$ 34,624
Europe, Middle East, Africa	7,921	5,918	12,034	9,358
Asia Pacific, Latin America	1,485	1,287	3,903	2,807

	$ 16,503	$ 25,731	$ 32,525	$ 46,789

During the three months ended December 31, 2001 and December 31, 2000 and the six months ended December 31, 2001 and December 31, 2000, no single customer accounted for 10% or more of total revenue.

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

6.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

During the six months ended December 31, 2001, management approved restructuring plans to align Pivotal’s cost structure with changing market conditions and to create a more efficient organization. As a result, Pivotal recorded a charge of $1.9 million in the quarter ended September 30, 2001 and $16.5 million in the quarter ended December 31, 2001. These charges include costs associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments. In addition, Pivotal recorded a charge of $33.0 million related to the impairment of previously recorded goodwill and other purchased intangible assets in the quarter ended December 31, 2001. Pivotal does not currently expect to incur additional restructuring charges in subsequent periods, however unforeseen changes in business circumstances could require additional restructuring initiatives. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

Workforce reduction charges include the cost of severance and related benefits of employees affected by the restructuring activities. Excess facility costs represent lease termination payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities, sales offices and research and development centers for activities that have been exited or restructured. Certain leasehold improvements located at the closed facilities and computer equipment and software licenses were determined to be impaired as a result of the restructuring activities and were written down to estimated recoverable value, net of estimated disposal costs. Contract settlement costs include penalties incurred, or expected to be incurred, due to Pivotal’s withdrawal from certain purchase and partner contracts.

Changes in the restructuring reserve are as follows:

Severance and Benefits	Excess Facilities/Assets Impairments	Contract Settlement Costs/Other	Goodwill Impairment/Other Purchased Intangible Assets	Total
Restructuring charges, quarter ended September 30, 2001	$ 332	$ 949	$ 644	—	$ 1,925

Cash payments	(332)	(183)	–	–	(515)

Non-cash portion	–	–	(244)	–	(244)

Reserve balances, September 30, 2001	–	766	400	–	1,166

Restructuring charges, quarter ended December 31, 2001	$ 2,844	$ 9,615	$ 4,058	$ 32,987	$ 49,504

Cash payments	(1,340)	(218)	(172)	–	(1,730)

Non-cash portion	–	(6,183)	(1,108)	(32,987)	(40,278)

Reserve balances, December 31, 2001	$ 1,504	$ 3,980	$ 3,178	$ –	$ 8,662

				Subtotal: Total Restructuring Charges:	$ 8,662

				Current portion	5,434

				Non-current portion	3,228

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

6.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS (continued)

Pivotal expects to pay the remainder of its accrued severance and benefits costs by the end of March 2002. The remaining lease commitments will be paid over the respective lease terms through to June 2007. The estimated costs to exit the facilities, including expected sublease revenues, are based on available commercial rates and an estimate of the time required to sublet the facilities.

The nature of the charges summarized above is as follows:

Severance and Benefits

During the quarters ended September 30, 2001 and December 31, 2001, Pivotal recorded charges of approximately $0.3 million and $2.8 million, respectively, related to severance benefits to terminated employees in the United States and various international locations. Pivotal terminated approximately 50 and 150 employees in a variety of locations in the United States and internationally during the quarters ended September 30, 2001 and December 31, 2001, respectively.

Excess Facilities/Asset Impairments

During the quarters ended September 30, 2001 and December 31, 2001, Pivotal recorded charges of approximately $0.9 million and $9.6 million, respectively, related to the consolidation of facilities and impairment of certain assets. Included in these charges are approximately $4.8 million for the quarter ended December 31, 2001 related to asset impairments of certain capital assets related directly to restructuring activities. These assets were either abandoned during the quarter or the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts of the related assets. The remainder of the charges related to the consolidation of facilities and represent remaining lease commitments, net of expected sublease income. The charge may be increased in future periods if further consolidations are required or if sublease income is less than expected.

Contract Settlement Costs/Other

During the quarters ended September 30, 2001 and December 31, 2001, Pivotal recorded charges of approximately $0.6 and $4.1 million, respectively, for contract settlement costs including penalties expected to be incurred due to Pivotal’s withdrawal from certain purchase and partner contracts and for various incremental costs incurred as a direct result of the restructuring. If additional contracts are cancelled in future periods, or if extra unforeseen costs are incurred in respect of current contracts, this charge may increase.

Goodwill/Other Purchased Intangible Assets Impairment

Pivotal periodically assesses the impairment of long-lived assets, including identifiable intangibles, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Based on quantitative and qualitative measures, Pivotal assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

To determine other than temporary impairment for identifiable intangibles, the sum of the undiscounted cash flows is compared to the current carrying value. If the undiscounted cash flows are greater than or equal to the current carrying value the asset is deemed not to be impaired. If the undiscounted cash flows are less than the current

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

6.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS (continued)

carrying value then the asset is deemed impaired. A discounted cash flow analysis is then prepared and the difference between the carrying value and the discounted cash flows represents the charge taken in accordance with SFAS No. 121. To determine the impairment loss for goodwill, we determined the fair value using a business enterprise methodology which includes a terminal value assigned to the entity. This value is then compared to the carrying value, and if less, the difference represents the impairment to be recorded. The assumptions supporting the estimated future cash flows, including the estimated terminal values, reflect management’s best estimates. It is possible that the estimates and assumptions used under this assessment may change in the short term, resulting in the need to further write down the goodwill and other long-lived assets. In addition, it is possible that we may have additional reductions in goodwill in future periods.

As part of Pivotal’s review of financial results for the quarter ended December 31, 2001, management performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with our past acquisitions. The impairment assessment was performed due to changes in overall economic conditions that have negatively impacted our revenues and forecasted revenue growth rate. As a result, we recorded a $33.0 million impairment charge in the quarter ended December 31, 2001 to reduce goodwill associated with our acquisitions and other purchased intangibles to their estimated fair values. This impairment charge is primarily associated with our acquisition of Exactium Ltd. and Digital Conversations Inc. (formerly Simba Technologies Inc.), Software Spectrum CRM, Inc. and Project One Business Technologies, Inc.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.141 addresses the initial recognition and measurement of intangible assets acquired in a business combination and SFAS No. 142 addresses the subsequent recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

Pivotal is required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on Pivotal’s financial position, results of operations and cash flows in 2002 and subsequent years. After June 20, 2002, Pivotal will no longer amortize goodwill pursuant to SFAS No. 142. Goodwill amortization for the six months ended December 31, 2001 was $13.0 million. Unamortized goodwill as of December 31, 2001 was $10.8 million. Pivotal will complete an initial goodwill impairment assessment in fiscal 2003 to determine if a transition impairment charge should be recognized under SFAS No. 142.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore, Pivotal will be required to adopt SFAS No. 144 as of July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on Pivotal's financial statements.

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

8. RELATED PARTY TRANSACTIONS

Pivotal entered into a consulting agreement with Christopher Lochhead effective October 1, 2001, as a provider of marketing consulting services. Mr. Lochhead was appointed to Pivotal’s board of directors on November 27, 2001. We have agreed to pay Mr. Lochhead a retainer of $12,000 per month in exchange for Mr. Lochhead providing us with an aggregate of one and one half (1.5) full days of in-person consulting services, of fifteen (15) hours of telephone consulting services during each month. As soon as the aforementioned amount has been exceeded, upon the prior approval of our Chief Executive Officer, Mr. Lochhead may charge us a fee of $900 per hour, up to a total of $8,000 per full day, for any additional services he has provided to us during each month.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

FORWARD-LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading “Important factors that may affect our business, our results of operations and our stock price” in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases.

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

OVERVIEW

Pivotal Corporation enables entrepreneurial enterprises worldwide to acquire, serve and manage their customers by providing customer relationship management and electronic business solutions. We define entrepreneurial enterprises as having revenues exceeding $50 million annually; have an entrepreneurial approach to doing business; demand results; and make buying decisions based on proof, not brand alone. Customer relationship management and electronic business solutions automate and manage marketing, selling and servicing processes over the Internet. We refer to our solutions as the Pivotal Customer Relationship Management and eBusiness solution suite. The Customer Relationship Management and eBusiness solution suite is designed to complement and integrate with a business’ supply chain, therefore enabling businesses to improve efficiency and increase revenues.

On October 1, 2001, we announced a new organizational structure whereby seven core business functions (marketing, sales, alliances, professional services, international operations, finance and administration, and research and development) report directly to the President and Chief Executive Officer. Previously, only the offices of the Chief Operating Officer and Chief Technology Officer reported to the President and Chief Executive Officer. In addition, we appointed Divesh Sisodraker as our new Chief Financial Officer.

On October 25, 2001, we announced our strategic plan, which included corporate restructuring initiatives. The restructuring included a further workforce reduction of approximately 150 employees in addition to an initial reduction of 50 employees (27% of worldwide workforce) in the quarter ended September 30, 2001, the consolidation of excess facilities and restructuring of certain business functions. We believe that this new headcount will enable us to align with both the current demand in the market for customer relationship management and electronic business solutions as well as the anticipated growth over the next six month period within that market. We have also restructured our sales process. This process will allow customers to conduct formalized evaluations of our solutions prior to making their decision to purchase. Although this may extend the length of some sales cycles, we believe this will result in an advantage over our competitors as our customers will experience more security in the buying process. In adition, we have recently commenced a restructuring of our North American alliance program whereby many of our partner relationships are being terminated or redefined.

On November 26, 2001, Christopher Lochhead, a veteran in the customer relationship management industry, joined our board of directors. Mr. Lochhead acts as a consultant to a broad range of companies including Pivotal. In addition, Mr. Lochhead has a number of other affiliations with companies in the technology sector.

Our solutions are used in 44 countries and are available in English, French, German and Spanish from Pivotal directly and Portuguese, Swedish, Japanese, Chinese and Hebrew from members of our third-party resellers, which we call the Pivotal Alliance. More than 1,300 companies globally use Pivotal including: Hewlett Packard, CIBC, HarperCollins Publishers, Hitachi Telecom Inc., Intrawest Corporation, Vivendi, Royal Bank of Canada, Southern Company, and Ziff Davis Media Inc. We market and sell our solutions through a direct sales force as well as through third-party solution providers.

Our common shares are listed on NASDAQ under the symbol “PVTL” and on the Toronto Stock Exchange under the symbol “PVT”. Our head office is located at 300 - 224 West Esplanade, North Vancouver, British Columbia, Canada V7M 3M6, and our telephone number is (604) 988-9982. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

Pivotal Corporation was incorporated in British Columbia, Canada in 1990 under the name Pen Magic Software Corporation, and then changed the name to Pen Magic Software Inc. in 1991, to Pivotal Software Inc. in 1995 and to Pivotal Corporation in 1999. The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, and all of Pivotal Corporation's wholly owned subsidiaries including Pivotal Corporation, incorporated in Washington State, Pivotal Corporation Limited, incorporated in the United Kingdom, Pivotal Corporation France S.A., incorporated in France, Exactium Ltd., incorporated in Israel, Exactium, Inc., incorporated in Delaware State, Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland, Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland, Pivotal GmbH, incorporated in Germany, Pivotal Corporation Australia Pty. Ltd., incorporated in Australia, Project One Business Technologies Inc., amalgamated in British Columbia, Nihon Pivotal K.K., incorporated in Japan and 1254590 Ontario Limited (formerly Inform, Inc.), incorporated in Ontario.

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

SOURCE OF REVENUE AND REVENUE RECOGNITION POLICY

We derive our revenues from the sale of licenses, services and maintenance to end-users, value added resellers and application service providers and, to a lesser extent, through distribution of third-party products.

We recognize license revenues on delivery of our solutions to the customer if:

•	there is persuasive evidence of an arrangement;

•	the fee is fixed or determinable;

•	there is vendor-specific objective evidence supporting allocating the total fee among all elements of a multiple-element arrangement; and

•	the collection of the license fee is probable.

Multiple-element arrangements could consist of software licenses, upgrades, enhancements, maintenance and consulting services. Revenues for multiple-element arrangements are allocated among the components based upon the relative fair values of each element.

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

We typically sell first year maintenance with the related software license. Revenue related to maintenance is recognized over the term of the maintenance contract, typically one year. Revenues relating to maintenance has increased due to our increasing customer base and the renewal of technical support and maintenance contracts upon expiration of first year maintenance arrangements.

We recognize revenues from consulting, implementation services and education as these services are performed. We derive revenue from these services primarily on a time-and-materials basis under a separate service arrangement with the customer. In circumstances where we enter into fixed price service contracts, revenues are recognized on a percentage-of-completion basis which is measured based upon actual person-hours performed. The majority of the implementation services provided to our customers in connection with installations of our solutions are provided by third-party consulting and implementation service providers. These third-party service providers contract directly with the customer.

Our cost of license revenues primarily consists of production, packaging and distribution of solutions and related documentation, as well as royalty fees due to third parties for integrated technology. Our cost of services revenues includes salaries and related expenses for our implementation, consulting, support and maintenance, and education organizations and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead, depreciation and facilities to each of the functional areas based on their headcount.

Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as they are incurred. Software development costs are not generally expensed in the same period in which license revenues for the developed solutions are recognized.

RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended December 31, 2001 and 2000 and the six months ended December 31, 2001 and December 31, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

	Three months ended December 31,		Six months ended December 31,
	2001	2000	2001	2000
CONSOLIDATED STATEMENT OF OPERATIONS Revenues
Licenses	42%	64%	40%	64%
Services and maintenance	58%	36%	60%	36%

Total revenues	100%	100%	100%	100%

Cost of Revenues:
Licenses	3%	4%	3%	4%
Services and maintenance	35%	19%	36%	19%

Total cost of revenues	38%	23%	39%	23%

Gross Profit	62%	77%	61%	77%

Operating Expenses:
Sales and marketing	64%	50%	73%	52%
Research and development	28%	18%	30%	18%
General and administrative	17%	8%	25%	8%
Restructuring costs and other charges	300%	–	158%	–
Amortization of goodwill	37%	21%	40%	22%

Total operating expenses	446%	97%	325%	100%

Loss from operations	(384%)	(20%)	(264%)	(23%)
Interest and other income	3%	3%	2%	2%

Loss before income taxes	(381%)	(17%)	(262%)	(21%)
Income tax (expense) recovery	(1%)	(1%)	(1%)	—

Net loss	(382%)	(18%)	(263%)	(21%)

REVENUES

Total revenues decreased 36% to $16.5 million from $25.7 million for the quarters ended December 31, 2001 and 2000, respectively. Total revenues for the six month period ended December 31, 2001 were $32.5 million compared with $46.8 million for the six month period ended December 31, 2000, representing a decrease of 31%.

The market for our solutions and related services is unpredictable. Our sales are susceptible to fluctuations in the economy and the corresponding effect on corporate purchasing habits creating a reluctance of companies to acquire significant software systems at this time. These market conditions may continue to deteriorate. The severity and duration of any further deterioration may compel us to consider further reductions in our workforce to realign with those new market conditions, on either a regional or global scale, or both. This reduction could adversely impact our ability to develop, deliver and/or service our existing and new products, as well as our ability to attract, maintain and service our customers.

Licenses

Revenues from licenses decreased 58% to $6.9 million from $16.3 million for the quarters ended December 31, 2001 and 2000, respectively. Revenues from licenses for the six month period ended December 31, 2001 were

$12.9 million compared with $30.1 million for the six month period ended December 31, 2000 representing a decrease of 57%.

Revenues from licenses represented 42% and 64% of total revenues for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, revenues for licenses represented 40% and 64% of total revenues. No single customer accounted for 10% or more of our revenues for the quarters ended December 31, 2001 and 2000 or the six months ended December 31, 2001 and 2000. North American license revenues accounted for 43% and 72% of total license revenues in the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, North American license revenues accounted for 51% and 74% of total license revenues.

Our customers include a number of our suppliers. On occasion, we have purchased goods or services for our operations from these vendors at or about the same time we have licensed our software to these organizations. These transactions are negotiated separately and recorded at terms we consider to be arms-length. During the quarter ended December 31, 2001, we recognized no software license revenue from transactions with vendors where we purchased goods or services from those vendors at or about the same time as the software license transactions. During the six months ended December 31, 2001, we recognized approximately $1.2 million of software license revenue from vendors from whom we purchased goods or services during the same period.

Services and Maintenance

Revenues from services and maintenance increased 3% to $9.6 million from $9.4 million for the quarters ended December 31, 2001 and 2000, respectively. This resulted largely from an increase of $0.7 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services, and a decrease of $0.5 million in revenues from implementation, education and consulting service engagements.

During the six months ended December 31, 2001 and 2000, respectively, revenues from services and maintenance increased 18% to $19.6 million from $16.7 million. This resulted from an increase of $1.4 million in revenues from technical support and maintenance contracts and an increase of $1.5 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 58% and 36% of total revenues for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, our revenues from services and maintenance represented 60% and 36% of total revenues, respectively. We believe that future revenues from services and maintenance will decrease as a percentage of total revenues. We intend to expand consulting services targeted at helping customers: implement Customer Relationship Management as a business methodology and integrate their Customer Relationship Management systems with existing information technology systems and other software applications; understand more about matters such as effective one-to-one marketing; and use the Internet to increase revenues and improve customer service. We plan to continue relying on third parties to provide a majority of implementation services to our customers rather than providing those services directly.

COST OF REVENUES

Total cost of revenues increased 5% to $6.3 million from $6.0 million for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, total cost of revenues increased 18% to $12.6 million from $10.7 million.

Licenses

Cost of revenues from licenses decreased to approximately $0.6 million from $1.0 million for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, cost of revenues from licenses decreased to $1.0 million from $1.8 million, respectively. The decrease is due primarily to the decline in license revenues compared to prior quarters. Cost of revenues from licenses as a percentage of revenues from licenses was 8% and 6% for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, cost of revenues from licenses as a percentage of revenues from licenses was 8% and 6%, respectively. The cost of licenses as a percentage of license revenue remains similar to prior quarters but can fluctuate quarter to quarter depending on sales mix and costs of third-party technology integrated with our solutions.

Services and Maintenance

Cost of revenues from services and maintenance consists of personnel and other expenses relating to the cost of providing maintenance and customer support, education and consulting services.

Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education, implementation and consulting services. Support and maintenance services involve the delivery of software upgrades and customer support. Education, implementation and consulting services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

Cost of revenues from services and maintenance increased 14% to $5.7 million from $5.0 million for the quarters ended December 31, 2001 and 2000, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 59% and 53% for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001, cost of revenues from services and maintenance increased 31% to $11.6 million from $8.8 million for the six months ended December 31, 2000 and increased to 59% of revenues from services and maintenance from 53% for the six months ended December 31, 2000.

We expect that cost of revenues from services and maintenance will decrease as a percentage of revenues from services and maintenance as a result of our restructuring activities.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, trade shows, advertising and promotion.

Sales and marketing expenses decreased 19% to $10.5 million from $12.9 million for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, sales and marketing expenses decreased 2% to $23.9 million from $24.4 million. The decreased expenditures for both the three and six month periods ending December 31, 2001 is the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans as well as increased operating efficiencies. Sales and marketing expenses increased as a percentage of total revenues to 64% from 50% for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, sales and marketing expenses increased as a percentage of total revenues to 73% from 52%. This increase of sales and marketing expenses as a percentage of total revenues resulted from lower revenue this quarter. We expect that sales and marketing expenses will continue to decrease as a percentage of total revenues as we experience the full impact of our restructuring plans.

Pivotal entered into a consulting agreement with Christopher Lochhead effective October 1, 2001, as a provider of marketing consulting services. Mr. Lochhead was appointed to Pivotal’s board of directors on November 27, 2001. We have agreed to pay Mr. Lochhead a retainer of $12,000 per month in exchange for Mr. Lochhead providing us with an aggregate of one and one half (1.5) full days of in-person consulting services, of fifteen (15) hours of telephone consulting services during each month. As soon as the aforementioned amount has been exceeded, upon the prior approval of our Chief Executive Officer, Mr. Lochhead may charge us a fee of $900 per hour, up to a total of $8,000 per full day, for any additional services he has provided to us during each month.

Research and Development

Research and development expenses consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment our research and development efforts.

Research and development expenses increased 4% to $4.7 million from $4.5 million for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, research and development expenses increased 14% to $9.6 million from $8.4 million. These increases are the result of an increase in employees and contract labor required to support new product initiatives. Research and development expenses were 28% and 18% of total revenues for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, research and development expenses were 30% and 18% of total revenues. We expect that research and development spending to decrease as a percentage of total revenues as we experience the full impact of our restructuring plans.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative, human resources and information services personnel. General and administrative expenses also include legal and other professional fees.

General and administrative expenses increased 33% to $2.8 million from $2.1 million for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, general and administrative expenses increased 105% to $8.0 million from $3.9 million. General and administrative expenses were 17% and 8% of total revenues for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, general and administrative expenses were 25% and 8% of total revenues. The increase in general and administrative expenses was due to hiring additional personnel and the implementation of internal infrastructure including financial and administrative systems. We expect general and administrative expenses will decrease as a percentage of total revenues as a result of our restructuring plans.

Restructuring Costs and Other Charges

Restructuring related costs and other charges were $49.5 million for the quarter ended December 31, 2001. These charges included $16.5 million for workforce reduction, consolidation of excess facilities, contract termination costs, and the writedown of property, equipment, leasehold improvements, and other assets, and a $33.0 million charge for the impairment of goodwill and other purchased intangible assets. Management estimates that the net effect of the restructuring plans will be a reduction of approximately $5 million in our quarterly cost structure compared to the quarter ended December 31, 2001. See Note 6 in the notes to the Condensed Consolidated Financial Statements for further detail.

Amortization of Goodwill

Amortization of goodwill was $6.1 million in the quarter ended December 31, 2001, compared to $5.4 million for the quarter ended December 31, 2000. The increase resulted from additional goodwill amortization on businesses acquired during the year ended June 30, 2001. During the six months ended December 31, 2001 and 2000, respectively, amortization of goodwill was $13.0 million and $10.4 million.

Interest and Other Income

Interest and other income consists of earnings on cash and cash equivalents and short-term investments net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income was $0.5 million and $0.6 million for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, interest and other income was $0.7 million and $1.0 million. The quarter ended December 31, 2001 included a foreign exchange gain of $0.1 million. For the six months ended December 31, 2001, foreign exchange loss was $0.1 million. The other components of interest and other income were not material for the periods presented.

Income Taxes

The provision for income taxes was $0.2 million and $0.2 million for the quarters ended December 31, 2001 and 2000, respectively. During the six months ended December 31, 2001 and 2000, respectively, the provision for income taxes was $0.3 million and $0.1 million. These income tax amounts were all attributable to our operations in the United States and the United Kingdom.

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

Quarterly results of operations in absolute dollars:

	Three months ended

	Dec. 31 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30 2000	June 30, 2000	Mar. 31, 2000

Revenues:
Licenses	$6,870	$6,053	$12,028	$16,368	$16,346	$13,768	$13,136	$10,125
Services and maintenance	9,633	9,969	10,079	10,026	9,385	7,290	5,049	4,412

Total revenues	16,503	16,022	22,107	26,394	25,731	21,058	18,185	14,537

Cost of revenues:
Licenses	557	492	946	1,009	979	866	812	635
Services and maintenance	5,700	5,860	5,971	5,346	4,979	3,870	2,671	2,295

Total cost of revenues	6,257	6,352	6,917	6,355	5,958	4,736	3,483	2,930

Gross profit	10,246	9,670	15,190	20,039	19,773	16,322	14,702	11,607

Operating expenses:
Sales and marketing	10,476	13,404	14,129	12,689	12,914	11,498	10,319	8,214
Research and development	4,660	4,947	5,228	5,096	4,509	3,917	2,803	2,409
General and administrative	2,780	5,206	6,904	2,787	2,100	1,776	1,318	1,197
Restructuring costs and other charges	49,504	1,925	–	–	–	–	–	–
Amortization of goodwill	6,131	6,839	6,594	6,068	5,405	4,995	1,280	97
In-process research and development and other charges	–	–	–	–	–	–	6,979	–

Total operating expenses	73,551	32,321	32,855	26,640	24,928	22,186	22,699	11,917

Loss from operations	(63,305)	(22,651)	(17,665)	(6,601)	(5,155)	(5,864)	(7,997)	(310)
Interest and other income	481	218	1,352	994	644	343	478	673

(Loss) income before income taxes	(62,824)	(22,433)	(16,313)	(5,607)	(4,511)	(5,521)	(7,519)	363
Income tax expense	180	154	344	56	170	(67)	217	139

Net (loss) income	$(63,004)	$(22,587)	$(16,657)	$(5,663)	$4,681	$5,454	$(7,736)	$224

Quarterly results of operations on a percentage of revenue basis:

	Three months ended

	Dec. 31 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30 2000	June 30, 2000	Mar. 31, 2000

Revenues:
Licenses	42%	38%	54%	62%	64%	65%	72%	70%
Services and maintenance	58%	62%	46%	38%	36%	35%	28%	30%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenues:
Licenses	3%	3%	4%	4%	4%	4%	4%	4%
Services and maintenance	35%	37%	27%	20%	19%	18%	15%	16%

Total cost of revenues	38%	40%	31%	24%	23%	22%	19%	20%

Gross profit	62%	60%	69%	76%	77%	78%	81%	80%

Operating expenses:
Sales and marketing	64%	84%	64%	48%	50%	55%	57%	56%
Research and development	28%	31%	24%	19%	18%	19%	15%	17%
General and administrative	17%	32%	31%	11%	8%	8%	7%	8%
Restructuring costs and other charges	300%	12%	–	–	–	–	–	–
Amortization of goodwill	37%	42%	30%	23%	21%	24%	7%	1%
In-process research and development and other charges	–	–	–	–	–	–	39%	–

Total operating expenses	(446%)	201%	149%	101%	97%	106%	125%	82%

Loss from operations	(384%)	(141%)	(80%)	(25%)	(20%)	(28%)	(44%)	(2%)
Interest and other income	3%	1%	6%	4%	3%	2%	3%	5%

(Loss) income before income taxes	(381%)	(140%)	(74%)	21%	(17%)	(26%)	(41%)	3%
Income tax expense	1%	1%	1%	–	1%	–	1%	1%

Net (loss) income	(382%)	(141%)	(75%)	(21%)	(18%)	(26%)	(42%)	2%

We believe the decrease in revenue that commenced in the quarter ended June 30, 2001 as compared to prior quarters was due to the current economic slowdown and related reluctance of companies to acquire significant software and systems at this time.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control. As a result of our restructuring initiatives and our limited operating history and recent acquisitions, we cannot forecast operating expenses based on historical results. Accordingly, we base our anticipated level of expense in part on future revenue projections and planned expenditure levels. Most of our expenses are fixed in the short-term and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly revenues accurately is limited given the current economic climate, our limited operating history, the length of the sales cycle of our solutions and other uncertainties in our business. If revenues in a particular quarter do not meet projections, our net losses in a given quarter would be greater than expected. As a result, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had $14.6 million in cash and cash equivalents, $33.2 million in short-term investments and $25.9 million in total working capital. Our cash and cash equivalents and short-term investment balance decreased to $47.8 million at December 31, 2001 from $68.7 million at June 30, 2001. Our working capital decreased to $25.9 million at December 31, 2001 from $58.4 million at June 30, 2001.

Net cash used in operating activities was $17.3 million and $3.3 million for the six months ended December 31, 2001 and 2000, respectively. The increased use of cash for operating activities for the six months ended December 31, 2001, was primarily due to decreased revenues compared to the six months ended December 31, 2000.

Net cash generated by investing activities was $18.3 million for the six months ended December 31, 2001 and net cash used in investing activities was $48.2 million in the same period in 2000. During the six months ended December 31, 2001, we received proceeds of $22.3 million from the sale and maturity of short-term investments. Net capital expenditures were $0.2 million for the six months ended December 31, 2001.

Net cash provided by financing activities was $0.3 million and $53.6 million for the six months ended December 31, 2001 and 2000, respectively. Net cash provided by financing activities resulted primarily from sales of equity securities.

Our principal sources of liquidity at December 31, 2001 were our cash and cash equivalents and short-term investments of $47.8 million. We have a credit facility with a Canadian chartered bank, which includes a revolving letter of credit facility of $5.0 million, bearing interest at the bank’s prime rate plus 1% per year, secured by a charge on all of our current and future personal property. As of June 30, 2001 and 2000, no amounts were outstanding under the credit facility. During the quarter ended September 30, 2001, we entered into an irrevocable letter of credit with a Canadian chartered bank for Cdn. $3.8 million ($2.5 million). The letter of credit, which expires July 3, 2002, collaterizes our obligations to a third party for tenant improvement costs.

We believe that the total amount of cash and cash equivalents and short-term investments, along with the commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes through the next eighteen months. We expect to spend approximately $1.0 million on new capital additions during the remainder of fiscal 2002. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms, or at all.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Pivotal to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are custodied with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Pivotal’s customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. Pivotal performs ongoing credit evaluations of its customers and does not require collateral or other security to support credit sales. Pivotal provides an allowance for bad debts based on historical experience and specifically identified risks. If the creditworthiness of certain customers deteriorates, or their business fails, we may experience additional bad debt expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.141 addresses the initial recognition and measurement of intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

We are required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on our financial position, results of operations and cash flows in 2002 and subsequent years. After June 20, 2002, we will no longer amortize goodwill pursuant to SFAS No. 142. Goodwill amortization for the six months ended December 31, 2001 was $13.0 million. Unamortized goodwill as of December 31, 2001 was $10.8 million. We will complete an initial goodwill impairment assessment in 2002 to determine if a transition impairment charge should be recognized under SFAS No. 142.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. Therefore, we will be required to adopt SFAS No. 144 as of July 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.

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

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. Based on a sensitivity analysis performed on our balances as of December 31, 2001, the fair value of our short-term investment portfolio would not be materially impacted by a shift in the yield curve of plus or minus 50, 100 or 150 basis points.

OTHER INVESTMENTS

Included in other assets are certain investments in public and private companies. Our investment in a public company is considered available for sale and is subject to considerable market price volatility and is additionally risky due to resale restrictions. The investment is recorded on the balance sheet at market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We may lose some or all of our investment in those shares. Our investments in privately held companies are carried at cost. These investments are inherently risky, as they typically are comprised of investments in companies that are still in start-up or development stages. The market for their product or technologies that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies or may incur an impairment charge if we determine that the value of these assets has been impaired.

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

On occasion, we use forward contracts to minimize the risks associated with transactions originating in Canadian dollars. We have not designated these forward contracts to be hedging instruments. Therefore, all gains or losses resulting from the change in fair value of these contracts have been included in earnings in the current period.

If we were to designate these types of forward contracts or other derivatives as hedges in the future and such derivatives satisfy the criteria for hedging instruments, then depending on the nature of the hedge, changes in the fair value of the derivatives will be offset against the change in fair value of assets, liabilities, or firm commitments recognized in earnings (fair value hedges) or recognized in other comprehensive income until the related hedged item is recognized in earnings (cash flow hedges). Any change in fair value related to the ineffective portion of a derivative will be recognized in earnings through periodic mark to market adjustments.

In addition to the use of foreign exchange forward contracts noted above, from time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars for the next operating period, which is generally limited to six months or less.

If our actual currency requirement in the period forecasted differs materially from the notional amount of our forward contracts and/or the amount of Canadian dollars purchased in the open market during a period of currency volatility or if we do not continue to manage our exposure to foreign currency through forward contracts or other means, we could experience unanticipated foreign currency gains or losses.

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

At December 31, 2001, we had no outstanding currency forward exchange contracts. During the quarter ended December 31, 2001, we recorded a foreign exchange gain of $149,000 compared to a foreign exchange gain of $77,000 for the year ended June 30, 2001. As at December 31, 2001, a ten percent change in the exchange rate would not have a material effect on our business, results of operations, and financial condition.

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

DEFAULTS UPON SENIOR SECURITIES

None.

PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 15, 2001, we held our annual general meeting of shareholders. The following matters were considered and voted upon at the annual general meeting:

The first matter voted upon at the meeting was the election of directors. Kent Roger ("Bo") Manning, Norman B. Francis, Keith R. Wales, Jeremy A. Jaech, Robert ("Robin") J. Louis and Steven M. Gordon were nominated for election as directors of Pivotal to hold office until the close of the next annual general meeting or until their successor are duly elected or appointed. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld

Kent Roger ("Bo") Manning	18,013,251	21,031
Norman B. Francis	18,022,398	11,984
Keith R. Wales	18,021,823	12,559
Jeremy A. Jaech	18,028,448	5,934
Robert ("Robin") J. Louis	18,022,648	11,734
Steven M. Gordon	18,012,291	22,091

The second matter voted upon at the meeting was an amendment to Pivotal’s Incentive Stock Option Plan to:

(a)	increase the maximum number of common shares reserved for issuance under the plan by 1,000,000 common shares, from 7,376,186 to 8,376,186; and

(b)	delete the words "the lesser of (i) 800,000 shares or (ii)" in Section 5(a) of the plan.

There were 11,630,826 votes cast for the amendment to the Incentive Stock Option Plan and 6,400,344 votes cast against the amendment.

The third matter voted upon at the meeting was the appointment of Deloitte & Touche LLP, Chartered Accountants, of Vancouver, British Columbia, as the auditors of Pivotal to hold office until the close of the next annual general meeting or until a successor is appointed. There were 18,029,831 votes cast for the appointment and 1,397 votes withheld.

PART II - ITEM 5

OTHER INFORMATION

On November 27, 2001, our Board of Directors appointed Christopher Lochhead to the Board, increasing the number of board members to seven.

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

2.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel, Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999
2.2(2)	Stock Purchase Agreement among Pivotal and Industrial and Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000
2.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all of the Shares of Simba Technologies Inc. dated May 29, 2000

3.2(4)	Memorandum and Articles
4.1(4)	Specimen of common share certificate
4.2(4)	Registration Rights (included in Exhibit 10.15)
4.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)
4.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)
4.5(8)	Specimen of common share certificate as of August 17, 2000
10.1(4)	Employee Share Purchase Plan

Exhibit No.	Description

10.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.
10.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.
10.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington
#10.7(4)	Letter agreement dated November 21, 1997 between Pivotal and Robert A. Runge granting an option to purchase 250,000 common shares
10.8(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998
10.9(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.10(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998
10.11(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998
10.12(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998
10.13(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998
10.14(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal
10.15(4)	Investors' Rights Agreement dated January 15, 1999
10.16(5)	Assignment Agreement dated July 12, 2000 between Pivotal and Meta Creations International Limited for premises located in Dublin, Republic of Ireland; Sub-Lease dated September 22, 1999 between The H.W. Wilson Company Inc. and Meta Creations International Limited for premises located in Dublin, Republic of Ireland

10.17(5)	Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland
10.19(6)	Exactium Ltd. 1999 Stock Option Plan
10.20(7)	Simba Technologies Incentive Stock Option Plan, as amended

Exhibit No.	Description

10.21(8)	Amended and Restated Incentive Stock Option Plan
10.22(8)	Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.
10.23(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.24(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.25(8)	Lease dated June 3, 1996 between Yonge Wellington Property Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.
10.26(8)	Sublease dated January 1, 1999 between Brewster Transport Company Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.
10.27(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas
10.28(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia
10.29 (8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England
#10.30(8)	Employment Agreement between Kirk Herrington and Pivotal dated June 7, 2000
#10.31(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001
10.32(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.33(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.34	Employment Agreement between Divesh Sisodraker and Pivotal dated February 1, 2002
10.35	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002
21.1	Subsidiaries of Pivotal
24.1	Powers of Attorney (included on signature page)
99.1(8)	Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001

Exhibit No.	Description

99.2	Risk Factors

#	Indicates management contract.
(1)	Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)	Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)	Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4)	Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8)	Incorporated by reference to Pivotal's Annual Report on form 10-K for the year ended June 30,2001

(b)      Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2002

PIVOTAL CORPORATION

/s/ Divesh Sisodraker
Divesh Sisodraker Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit No.	Description

2.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel, Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999
2.2(2)	Stock Purchase Agreement among Pivotal and Industrial and Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000
2.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all of the Shares of Simba Technologies Inc. dated May 29, 2000

3.2(4)	Memorandum and Articles
4.1(4)	Specimen of common share certificate
4.2(4)	Registration Rights (included in Exhibit 10.15)
4.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)
4.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)
4.5(8)	Specimen of common share certificate as of August 17, 2000
10.1(4)	Employee Share Purchase Plan

Exhibit No.	Description

10.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.
10.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.
10.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington
#10.7(4)	Letter agreement dated November 21, 1997 between Pivotal and Robert A. Runge granting an option to purchase 250,000 common shares
10.8(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998
10.9(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.10(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998
10.11(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998
10.12(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998
10.13(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998
10.14(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal
10.15(4)	Investors' Rights Agreement dated January 15, 1999
10.16(5)	Assignment Agreement dated July 12, 2000 between Pivotal and Meta Creations International Limited for premises located in Dublin, Republic of Ireland; Sub-Lease dated September 22, 1999 between The H.W. Wilson Company Inc. and Meta Creations International Limited for premises located in Dublin, Republic of Ireland

10.17(5)	Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland
10.19(6)	Exactium Ltd. 1999 Stock Option Plan
10.20(7)	Simba Technologies Incentive Stock Option Plan, as amended

Exhibit No.	Description

10.21(8)	Amended and Restated Incentive Stock Option Plan
10.22(8)	Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.
10.23(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.24(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.25(8)	Lease dated June 3, 1996 between Yonge Wellington Property Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.
10.26(8)	Sublease dated January 1, 1999 between Brewster Transport Company Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.
10.27(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas
10.28(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia
10.29 (8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England
#10.30(8)	Employment Agreement between Kirk Herrington and Pivotal dated June 7, 2000
#10.31(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001
10.32(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.33(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.34	Employment Agreement between Divesh Sisodraker and Pivotal dated February 1, 2002
10.35	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002
21.1	Subsidiaries of Pivotal
24.1	Powers of Attorney (included on signature page)
99.1(8)	Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001

Exhibit No.	Description

99.2	Risk Factors

#	Indicates management contract.
(1)	Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)	Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)	Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4)	Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8)	Incorporated by reference to Pivotal's Annual Report on form 10-K for the year ended June 30,2001

Exhibit No.	Description

99.2	Risk Factors

#	Indicates management contract.
(1)	Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)	Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)	Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4)	Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8)	Incorporated by reference to Pivotal's Annual Report on form 10-K for the year ended June 30,2001