Form 10-Q
period 2002-03-31
PIVOTAL CORP
filed 2002-05-15
CIK 1086329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes [X]	No [ ]

COMMON SHARES OUTSTANDING AT MAY 7, 2002:  24,088,897

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

-i-

PART I - ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)

March 31, 2002	June 30, 2001
(unaudited)
ASSETS Current Assets:
Cash and cash equivalents	$ 16,185	$ 13,247
Short-term investments	25,757	55,468
Accounts receivable	16,094	25,645
Prepaid expenses and other	2,805	3,656

Total current assets	60,841	98,016

Property and equipment, net	4,741	9,183

Goodwill, intangibles and other assets, net	12,726	61,244

Total assets	$ 78,308	$ 168,443

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
Accounts payable and accrued liabilities	$ 19,332	$ 25,324
Current portion of accrued restructuring costs	3,038	–
Deferred revenue	11,991	13,810
Current portion of obligations under capital leases and long term debt	348	516

Total current liabilities	34,709	39,650

Non-current portion of accrued restructuring costs	2,873	–

Non-current portion of obligations under capital leases and long-term debt	448	592

Total liabilities	38,030	40,242

Shareholders' equity:

Preferred shares, undesignated, no par value; authorized shares - 20,000 at March 31, 2002 and June 30, 2001; no shares issued and outstanding	--	--

Common shares, no par value; authorized shares - 200,000 at March 31, 2002 and June 30, 2001; issued and outstanding shares - 24,086 and 23,933 at March 31, 2002 and June 30, 2001, respectively	178,064	176,728

Deferred share-based compensation	(39)	(81)

Accumulated other comprehensive loss	(549)	(203)

Accumulated deficit	(137,198)	(48,243)

Total shareholders' equity	40,278	128,201

Total liabilities and shareholders' equity	$ 78,308	$ 168,443

See accompanying notes

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS,
ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
REVENUES:
Licenses	$ 7,510	$ 16,368	$ 20,433	$ 46,482
Services and maintenance	10,206	10,271	30,111	27,428

Total revenues	17,716	26,639	50,544	73,910

COST OF REVENUES:
Licenses	385	1,009	1,434	2,854
Services and maintenance	5,025	5,591	16,888	14,922

Total cost of revenues	5,410	6,600	18,322	17,776

Gross profit	12,306	20,039	32,222	56,134

OPERATING EXPENSES:
Sales and marketing	8,734	12,689	32,614	37,101
Research and development	3,636	5,096	13,243	13,522
General and administrative	2,060	2,787	10,046	6,663
Restructuring charges and asset impairments	–	–	51,429	–
Amortization of goodwill	1,593	6,068	14,563	16,468

Total operating expenses	16,023	26,640	121,895	73,754

Loss from operations	(3,717)	(6,601)	(89,673)	(17,620)

Interest and other income	345	994	1,044	1,981

Loss before income taxes	(3,372)	(5,607)	(88,629)	(15,639)

Income taxes (recovery)	(8)	56	326	159

Net loss	$ (3,364)	$ (5,663)	$ (88,955)	$ (15,798)

Loss per share: Basic and diluted	$ (0.14)	$ (0.24)	$ (3.70)	$ (0.66)

Weighted average number of shares used to calculate loss per share: Basic and diluted	24,075	23,856	24,022	23,818

See accompanying notes

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2002
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Shares and Additional Paid-In Capital		Deferred Share-Based	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Compensation	Loss	(Deficit)	Equity

Balance at June 30, 2001	23,933	$176,728	$(81)	$(203)	$(48,243)	$128,201

Net loss for three months ended September 30, 2001	–	–	–	–	(22,587)	(22,587)

Change in net unrealized loss on available-for-sale investment	–	–	–	(459)	–	(459)

Comprehensive loss	–	–	–	–	–	(23,046)

Issuance of common shares on exercise of stock options	13	34	–	–	–	34

Issuance of common shares related to Employee Stock Purchase Plan	50	590	–	–	–	590

Amortization of deferred share-based compensation	–	–	14	–	–	14

Balance at September 30, 2001	23,996	$177,352	$(67)	$(662)	$(70,830)	$105,793

Net loss for three months ended December 31, 2001	–	–	–	–	(63,004)	(63,004)

Change in net unrealized loss on available-for-sale investment	–	–	–	566	–	566

Comprehensive loss	–	–	–	–	–	(62,438)

Issuance of common shares on exercise of stock options	10	9	–	–	–	9

Amortization of deferred share-based compensation	–	–	14	–	–	14

Balance at December 31, 2001	24,006	$177,361	$(53)	$(96)	$(133,834)	$43,378

Net loss for three months ended March 31, 2002					(3,364)	(3,364)

Change in net unrealized loss on available-for-sale investment	–	–	–	(453)		(453)

Comprehensive loss						(3,817)

Tax benefit from employee stock option plans		378				378

Issuance of common shares on exercise of stock options	17	18	–	–	–	18

Issuance of common shares related to Employee Stock Purchase Plan	63	307				307

Amortization of deferred share-based compensation	–	–	14	–	–	14

Balance at March 31, 2002	24,086	$178,064	$(39)	$(549)	$(137,198)	$40,278

See accompanying notes

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (88,955)	$ (15,798)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Amortization of goodwill	14,563	16,468

Depreciation	3,505	3,248

Tax benefit from employee stock option plan	378	–

Non-cash restructuring costs	7,535	–

Impairment of goodwill and other purchased intangible assets	32,987	–

Non-cash share-based compensation expense	42	84

Change in operating assets and liabilities:

Accounts receivable	9,551	(6,094)

Prepaid expenses and other	(1,513)	(2,048)

Accounts payable and accrued liabilities	(5,992)	516

Accrued restructuring costs	5,911	–

Deferred revenue	(1,819)	2,572

Net cash used in operating activities	(23,807)	(1,052)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases, sales and maturities of short-term investments, net	29,711	(30,277)

Purchase of property and equipment	(1,051)	(5,477)

Proceeds from sale and leaseback of assets	1,277	—

Acquisitions (net of cash acquired)	—	(5,321)

Purchase of long-term investments and other assets	(3,838)	(2,419)

Net cash provided by (used in) investing activities	26,099	(43,494)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of obligations under capital lease	(312)	–

Proceeds from issuance of common shares	958	54,919

Net cash provided by financing activities	646	54,919

Net increase in cash and cash equivalents	2,938	10,373

Cash and cash equivalents, beginning of period	13,247	4,734

Cash and cash equivalents, end of period	$ 16,185	$ 15,107

See accompanying notes

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In Pivotal’s opinion, these financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial position, results of operations, cash flows and shareholders’ equity for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2. ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $3,885 and $2,260 at March 31, 2002 and June 30, 2001, respectively.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities were as follows:

	March 31, 2002	June 30, 2001
Accounts payable	$9,551	$12,721
Accrued compensation	3,455	3,867
Accrued acquisition costs	3,231	5,227
Other accrued liabilities	3,095	3,509

	$19,332	$25,324

4.    LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Net loss (A)	$ (3,364)	$ (5,663)	$ (88,955)	$ (15,798)
Weighted average number of common shares outstanding (B)	24,075	23,856	24,022	23,818
Loss per share: Basic and diluted (A/B)	$ (0.14)	$ (0.24)	$ (3.70)	$ (0.66)

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

5.    SEGMENTED INFORMATION

Pivotal performs the development, marketing, and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships. Pivotal licenses and markets products internationally and is in a single industry segment, specifically the license, implementation and support of its software. Pivotal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for the purpose of making operating decisions and assessing financial performance.

During the three months ended March 31, 2002 and March 31, 2001 and the nine months ended March 31, 2002 and March 31, 2001, no single customer accounted for 10% or more of total revenue.

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

6.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

During the nine months ended March 31, 2002, management approved restructuring plans to align Pivotal’s cost structure with changing market conditions and to create a more efficient organization. In connection with these plans, Pivotal recorded a charge of $1.9 million in the quarter ended September 30, 2001 and $16.5 million in the quarter ended December 31, 2001. There was no charge recorded for the quarter ended March 31, 2002. These prior charges included costs associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments. In addition, Pivotal recorded a charge of $33.0 million related to the impairment of previously recorded goodwill and other purchased intangible assets in the quarter ended December 31, 2001. Pivotal does not currently expect to incur additional material restructuring charges in subsequent periods, however unforeseen changes in business circumstances could require additional restructuring initiatives. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

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

Changes in the restructuring reserve are as follows:

Severance and Benefits	Excess Facilities/Assets Impairments	Contract Settlement Costs/Other	Impairment of Goodwill and Other Purchased Intangible Assets	Total
Restructuring charges, quarter ended September 30, 2001	$ 332	$ 949	$ 644	—	$ 1,925

Cash payments	(332)	(183)	–	–	(515)

Non-cash portion	–	–	(244)	–	(244)

Reserve balances, September 30, 2001	–	766	400	–	1,166

Restructuring charges, quarter ended December 31, 2001	$ 2,844	$ 9,615	$ 4,058	$ 32,987	$ 49,504

Cash payments	(1,340)	(218)	(172)	–	(1,730)

Non-cash portion	–	(4,906)	(2,385)	(32,987)	(40,278)

Reserve balances, December 31, 2001	$ 1,504	$ 5,257	$ 1,901	$ –	$ 8,662

Cash payments	(1,390)	(592)	(769)	–	(2,751)

Reserve balances, March 31, 2002	$ 114	$ 4,665	$ 1,132	–	$ 5,911

Current Portion	$ 114	$ 1,792	$ 1,132	–	$ 3,038

Non-current Portion	–	$ 2,873	–	–	$ 2,873

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

6.     RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS (continued)

The nature of the charges summarized above is as follows:

Severance and Benefits

During the quarters ended September 30, 2001 and December 31, 2001, Pivotal recorded charges of approximately $0.3 million and $2.8 million, respectively, related to severance benefits to terminated employees in the United States and various international locations. During the quarters ended September 30, 2001 and December 31, 2001, Pivotal terminated approximately 50 and 150 employees, respectively, in a variety of locations in the United States and internationally.

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

Impairment of Goodwill and Other Purchased Intangible Assets

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

To determine other than temporary impairment for identifiable intangibles, the sum of the undiscounted cash flows is compared to the current carrying value. If the undiscounted cash flows are greater than or equal to the current carrying value the asset is deemed not to be impaired. If the undiscounted cash flows are less than the current

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

6.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS (continued)

carrying value then the asset is deemed impaired. A discounted cash flow analysis is then prepared and the difference between the carrying value and the discounted cash flows represents the charge taken in accordance with SFAS No. 121. To determine the impairment loss for goodwill, Pivotal determined the fair value using a business enterprise methodology which includes a terminal value assigned to the entity. This value is then compared to the carrying value, and if less, the difference represents the impairment to be recorded. The assumptions supporting the estimated future cash flows, including the estimated terminal values, reflect management’s best estimates. It is possible that the estimates and assumptions used under this assessment may change in the short term, resulting in the need to further write down the goodwill and other long-lived assets. In addition, it is possible that Pivotal may have additional reductions in goodwill in future periods.

As part of Pivotal’s review of financial results for the quarter ended December 31, 2001, management performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its past acquisitions. The impairment assessment was performed due to changes in overall economic conditions that have negatively impacted Pivotal’s revenues and forecasted revenue growth rate. As a result, an impairment charge of $33.0 million was recorded in the quarter ended December 31, 2001 to reduce goodwill associated with acquisitions and other purchased intangibles to their estimated fair values. This impairment charge was primarily associated with the acquisitions of Exactium Ltd. and Digital Conversations Inc. (formerly Simba Technologies Inc.), Software Spectrum CRM, Inc. and Project One Business Technologies Inc.

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

Pivotal is required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on Pivotal’s financial position, results of operations and cash flows in 2002 and subsequent years. After June 30, 2002, Pivotal will no longer amortize goodwill pursuant to SFAS No. 142. Goodwill amortization for the nine months ended March 31, 2002 was $14.6 million. Unamortized goodwill as of March 31, 2002 was $9.2 million. Pivotal will complete an initial goodwill impairment assessment in fiscal 2003 to determine if a transition impairment charge should be recognized under SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Pivotal will adopt this new statement on July 1, 2002. We are currently evaluating this statement but do not expect that it will have a material impact on our financial position, results of operations, or cash flows.

On January 1, 2002, Pivotal adopted Topic No. D-103. Topic D-103 requires that certain out-of-pocket expenses re-billed to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, Pivotal recorded re-billed out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

8.    RELATED PARTY TRANSACTIONS

Pivotal entered into a consulting agreement with Christopher Lochhead effective October 1, 2001, as a provider of marketing consulting services. Mr. Lochhead was appointed to Pivotal’s board of directors on November 27, 2001. Pivotal has agreed to pay Mr. Lochhead a retainer of $12,000 per month in exchange for Mr. Lochhead providing a pre-determined number of monthly consulting hours. Mr. Lochhead may charge an additional fee if the pre-determined number of monthly consulting hours is exceeded. During the three month and nine month periods ended March 31, 2002, Pivotal paid Mr. Lochhead $36,000 and $138,000, respectively, pursuant to the agreement.

9.    COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

FORWARD-LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading “Risk Factors” in Exhibit 99.2 to this report, which is hereby incorporated by reference in this report.

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

OVERVIEW

Pivotal Corporation enables entrepreneurial enterprises worldwide to acquire, serve and manage their customers by providing customer relationship management and electronic business solutions. We define entrepreneurial enterprises as companies that generate revenues exceeding $100 million annually; have an entrepreneurial approach to doing business; demand results; and make buying decisions based on proof, not brand alone. Customer relationship management and electronic business solutions automate and manage marketing, selling and servicing processes over the Internet. We refer to our solutions as the Pivotal Customer Relationship Management and eBusiness solution suite. The Customer Relationship Management and eBusiness solution suite is designed to complement and integrate with a business’ supply chain, therefore enabling businesses to improve efficiency and increase revenues.

Our solutions are used in 44 countries and are available in English, French, German, Spanish, Portuguese, Swedish, Japanese, Chinese and Hebrew. More than 1,400 companies globally use Pivotal including: Hewlett Packard, CIBC, HarperCollins Publishers, Hitachi Telecom Inc., Intrawest Corporation, Vivendi Universal, Royal Bank of Canada, Southern Company, and Ziff Davis Media Inc. We market and sell our solutions through a direct sales force as well as through third-party solution providers.

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

On January 24, 2002, we announced the availability of our advanced integration product - Pivotal Integration Engine, a product designed to cost-effectively integrate and synchronize our CRM software with back-office and legacy systems.

SIGNIFICANT ACCOUNTING POLICIES

We believe that there are several accounting policies that are important to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition and the provision for doubtful accounts. These policies, and our procedures related to these policies, are described in detail below.

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

Under some license arrangements, with either a fixed or indefinite term, our customers agree to pay for the license with payment terms extending beyond ninety days. We recognize revenues from these arrangements as the payments become due, provided all other conditions for revenue recognition are met.

We enter into reseller and sub-licensing arrangements that provide a fee payable to us based on a percentage of list price. We recognize revenue only on the net fees payable to us.

We typically sell first year maintenance with the related software license. Revenue related to maintenance is recognized over the term of the maintenance contract, typically one year.

We recognize revenue from consulting, implementation services and education as these services are performed. We derive revenue from these services primarily on a time-and-materials basis under a separate service arrangement with the customer. In circumstances where we enter into fixed-price service contracts, revenue is recognized on a percentage-of-completion basis which is measured based upon actual person-hours performed. Much of the implementation services provided to our customers in connection with installations of our solutions are provided by third-party consulting and implementation service providers. These third-party service providers ordinarily contract directly with the customer.

Provision for Doubtful Accounts

We initially record our provision for doubtful accounts based on historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the credit worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provision for doubtful accounts may be required. During the three month and nine month periods ended March 31, 2002, we recorded provisions for doubtful debts of $0.7 million and $3.4 million, respectively.

RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2002 and 2001 and the nine months ended March 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
CONSOLIDATED STATEMENT OF OPERATIONS Revenues
Licenses	42%	61%	40%	63%
Services and maintenance	58%	39%	60%	37%

Total revenues	100%	100%	100%	100%

Cost of Revenues:
Licenses	2%	4%	3%	4%
Services and maintenance	29%	21%	33%	20%

Total cost of revenues	31%	25%	36%	24%

Gross Profit	69%	75%	64%	76%

Operating Expenses:
Sales and marketing	49%	48%	65%	50%
Research and development	21%	19%	26%	18%
General and administrative	12%	10%	20%	9%
Restructuring costs and other charges	–	–	101%	–
Amortization of goodwill	9%	23%	29%	23%

Total operating expenses	90%	100%	241%	100%

Loss from operations	(21%)	(25%)	(177%)	(24%)
Interest and other income	2%	4%	2%	3%

Loss before income taxes	(19%)	(21%)	(175%)	(21%)
Income tax expense	—	—	(1%)	(1%)

Net loss	(19%)	(21%)	(176%)	(22%)

REVENUES

Total revenues decreased 33% to $17.7 million from $26.6 million for the quarters ended March 31, 2002 and 2001, respectively. Total revenues for the nine month period ended March 31, 2002 were $50.5 million compared with $73.9 million for the nine month period ended March 31, 2001, representing a decrease of 32%.

The market for our solutions and related services is unpredictable. Our sales are susceptible to fluctuations in the economy and the corresponding effect on corporate purchasing habits creating a reluctance of companies to acquire significant software systems at this time. These market conditions may continue to deteriorate. The severity and duration of any further deterioration may compel us to consider further reductions in our workforce to realign with those new market conditions, on either a regional or global scale, or both. Any further deterioration in market conditions could adversely impact our ability to develop, deliver and/or service our existing and new products, as well as our ability to attract, maintain and service our customers.

Licenses

Revenues from licenses decreased 54% to $7.5 million from $16.4 million for the quarters ended March 31, 2002 and 2001, respectively. Revenues from licenses for the nine month period ended March 31, 2002 were $20.4 million compared with $46.5 million for the nine month period ended March 31, 2001 representing a decrease of 56%.

Revenues from licenses represented 42% and 61% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, revenues for licenses represented 40% and 63% of total revenues. No single customer accounted for 10% or more of our revenues for the quarters ended March 31, 2002 and 2001 or the nine months ended March 31, 2002 and 2001. North American license revenues accounted for 49% and 66% of total license revenues in the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, North American license revenues accounted for 51% and 71% of total license revenues.

Our customers include a number of our suppliers. On occasion, we have purchased goods or services for our operations from these vendors at or about the same time we have licensed our software to these organizations. These transactions are negotiated separately and recorded at terms we consider to be arms-length. During the quarter ended March 31, 2002, we recognized no software license revenue from transactions with vendors where we purchased goods or services from those vendors at or about the same time as the software license transactions. During the nine months ended March 31, 2002, we recognized approximately $1.2 million of software license revenue from vendors from whom we purchased goods or services during the same period.

Services and Maintenance

Revenues from services and maintenance decreased 1% to $10.2 million from $10.3 million for the quarters ended March 31, 2002 and 2001, respectively. We experienced an increase of $0.6 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services, and a decrease of $0.7 million in revenues from implementation, education and consulting service engagements.

During the nine months ended March 31, 2002 and 2001, respectively, revenues from services and maintenance increased 10% to $30.1 million from $27.4 million. Revenue relating to maintenance has increased due to an increased customer base and renewals of technical support and maintenance contracts upon expiration of first year maintenance arrangements. This resulted from an increase of $2.3 million in revenues from technical support and maintenance contracts and an increase of $0.4 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 58% and 39% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, our revenues from services and maintenance represented 60% and 37% of total revenues, respectively. We believe that future revenues from services and maintenance will decrease as a percentage of total revenues as license revenues strengthen at a greater rate than service and maintenance revenues. We intend to expand consulting services targeted at helping customers implement Customer Relationship Management as a business methodology and integrate their Customer Relationship Management systems with existing information technology systems and other software applications; understand more about matters such as effective one-to-one marketing; and use the Internet to increase revenues and improve customer service. We plan to continue to rely on third parties to provide a large part of implementation services to our customers rather than providing those services directly.

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

Total cost of revenues decreased 18% to $5.4 million from $6.6 million for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, total cost of revenues increased 3% to $18.3 million from $17.8 million.

Licenses

Cost of revenues from licenses decreased to approximately $0.4 million from $1.0 million for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, cost of revenues from licenses decreased to $1.4 million from $2.9 million, respectively. The decrease is due primarily to the decline in license revenues compared to prior quarters. Cost of revenues from licenses as a percentage of revenues from licenses was 5% and 6% for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, cost of revenues from licenses as a percentage of revenues from licenses was 7% and 6%, respectively. The cost of licenses as a percentage of license revenue remains similar to prior quarters but can fluctuate quarter to quarter depending on sales mix and costs of third-party technology integrated with our solutions.

Services and Maintenance

Cost of revenues from services and maintenance decreased 11% to $5.0 million from $5.6 million for the quarters ended March 31, 2002 and 2001, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 49% and 54% for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002, cost of revenues from services and maintenance increased 13% to $16.9 million from $14.9 million for the nine months ended March 31, 2001 and increased to 56% of revenues from services and maintenance from 54% for the nine months ended March 31, 2001.

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

We expect that cost of revenues from services and maintenance will increase as a percentage of revenues from services and maintenance over the next two quarters as we increase our investment in this area.

OPERATING EXPENSES

Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead, depreciation and facilities to each of the functional areas based on their proportional headcount.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to advertising, trade shows, direct mail, online marketing and promotion.

Sales and marketing expenses decreased 31% to $8.7 million from $12.7 million for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, sales and marketing expenses decreased 12% to $32.6 million from $37.1 million. The decreased expenditures for both the three and nine month periods ending March 31, 2002 is the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans as well as increased operating efficiencies and decreased commissions due to lower sales. Sales and marketing expenses increased as a percentage of total revenues to 49% from 48% for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, sales and marketing expenses increased as a percentage of total revenues to 65% from 50%. This increase of sales and marketing expenses as a percentage of total revenues resulted from lower revenues in the first three quarters of fiscal 2002. We expect that sales and marketing expenses will remain relatively constant over the next quarter.

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

Research and development expenses decreased 29% to $3.6 million from $5.1 million for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, research and development expenses decreased 2% to $13.2 million from $13.5 million. These decreases are the results of a reduction in employees and contract labor following the implementation of our restructuring plans. Research and development expenses were 21% and 19% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, research and development expenses were 26% and 18% of total revenues. We expect that research and development spending will remain relatively constant over the next quarter.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and human resources. General and administrative expenses also include legal and other professional fees.

General and administrative expenses decreased 25% to $2.1 million from $2.8 million for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, general and administrative expenses increased 49% to $10.0 million from $6.7 million. General and administrative expenses were 12% and 10% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, general and administrative expenses were 20% and 9% of total revenues. The increase in general and administrative expenses was due to hiring additional personnel and the implementation of internal infrastructure including financial and administrative systems. We expect general and administrative expenses will remain relatively constant over the next quarter.

Restructuring Costs and other Charges

There was no charge for restructuring related costs recorded for the quarter ended March 31, 2002. For the nine months ended March 31, 2002, restructuring related costs and other charges were $51.4 million. These charges included $18.4 million for workforce reduction, consolidation of excess facilities, contract termination costs, and the writedown of property, equipment, leasehold improvements, and other assets, and a $33.0 million charge for the impairment of goodwill and other purchased intangible assets. Of the $18.4 million. $7.5 million reflected decreases in the carrying value of assets and $10.9 million reflected estimated future payment obligations in connection with the restructuring, of which $5.0 million had been paid as of March 31, 2002. Of the remaining $5.9 million, $3.0 million relating to severance and benefits, excess facilities/asset impairments and contract settlement costs/other are expected to be paid within the next twelve months. The remaining $2.9 million of excess facilities/asset impairments is expected to be paid over the next six years. Although we do not currently anticipate material changes in the estimates used to record the restructuring accrual, the actual costs may differ from the estimates. Refer to Note 6 in the notes to the Condensed Consolidated Financial Statements for further detail.

Amortization of Goodwill

Amortization of goodwill was $1.6 million in the quarter ended March 31, 2002, compared to $6.1 million for the quarter ended March 31, 2001. The decrease resulted from a $33.0 million charge recorded in the quarter ended December 31, 2001 for the impairment of goodwill and other purchased intangible assets. During the nine months ended March 31, 2002 and 2001, respectively, amortization of goodwill was $14.6 million and $16.5 million.

With our adoption of SFAS No. 141 and 142 on July 1, 2002, we will not continued to amortize goodwill after June 30, 2002. We will complete an initial goodwill impairment assessment to determine whether we will be required to recognize a transition goodwill impairment charge under SFAS No. 142. See "Recent Accounting Pronouncements."

Interest and Other Income

Interest and other income consists of earnings on cash and cash equivalents and short-term investments net of interest expense, foreign exchange gains and losses, and gains and losses on sale of property and equipment. Interest and other income was $345,000 and $994,000 for the quarters ended March 31, 2002 and 2001, respectively. During the nine months ended March 31, 2002 and 2001, respectively, interest and other income was $1.0 million and $2.0 million. For the quarters ended March 31, 2002 and 2001, respectively, interest and other income included a foreign exchange gain of $153,000 and a foreign exchange loss of $39,000. For the nine months ended March 31, 2002 and 2001, respectively, interest and other income included a foreign exchange loss of $39,000 and $257,000.

Income Taxes

The income tax recovery for the quarter ended March 31, 2002 was $8,000. The provision for income taxes was $56,000 for the quarter ended March 31 2001. During the nine months ended March 31, 2002 and 2001, respectively, the provision for income taxes was $326,000 and $159,000. These income tax amounts were all attributable to our operations in the United States and the United Kingdom.

QUARTERLY RESULTS OF OPERATIONS

The following tables present our unaudited quarterly results of operations both in absolute dollars and on a percentage of revenue basis for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, included all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our annual audited consolidated financial statements.

On January 1, 2002, we adopted Topic No. D-103. Topic D-103 requires that certain out-of-pocket expenses re-billed to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, we recorded re-billed out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

Quarterly results of operations, expressed in United States dollars:

	Three months ended

	Mar. 31 2002	Dec. 31 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30 2000	June 30, 2000

Revenues:
Licenses	$7,510	$6,870	$6,053	$12,028	$16,368	$16,346	$13,768	$13,136
Services and maintenance	10,206	9,828	10,077	10,216	10,271	9,705	7,452	5,207

Total revenues	17,716	16,698	16,130	22,244	26,639	26,051	21,220	18,343

Cost of revenues:
Licenses	385	557	492	946	1,009	979	866	812
Services and maintenance	5,025	5,895	5,968	6,108	5,591	5,299	4,032	2,829

Total cost of revenues	5,410	6,452	6,460	7,054	6,600	6,278	4,898	3,641

Gross profit	12,306	10,246	9,670	15,190	20,039	19,773	16,322	14,702

Operating expenses:
Sales and marketing	8,734	10,476	13,404	14,129	12,689	12,914	11,498	10,319
Research and development	3,636	4,660	4,947	5,228	5,096	4,509	3,917	2,803
General and administrative	2,060	2,780	5,206	6,904	2,787	2,100	1,776	1,318
Restructuring costs and other charges	–	49,504	1,925	–	–	–	–	–
Amortization of goodwill	1,593	6,131	6,839	6,594	6,068	5,405	4,995	1,280
In-process research and development and other charges	–	–	–	–	–	–	–	6,979

Total operating expenses	16,023	73,551	32,321	32,855	26,640	24,928	22,186	22,699

Loss from operations	(3,717)	(63,305)	(22,651)	(17,665)	(6,601)	(5,155)	(5,864)	(7,997)
Interest and other income	345	481	218	1,352	994	644	343	478

(Loss) income before income taxes	(3,372)	(62,824)	(22,433)	(16,313)	(5,607)	(4,511)	(5,521)	(7,519)
Income tax expense (recovery)	(8)	180	154	344	56	170	(67)	217

Net (loss) income	$(3,364)	$(63,004)	$(22,587)	$(16,657)	$(5,663)	$(4,681)	$(5,454)	$(7,736)

Quarterly results of operations on a percentage of revenue basis:

	Three months ended

	Mar. 31, 2002	Dec. 31 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30 2000	June 30, 2000

Revenues:
Licenses	42%	41%	38%	54%	62%	63%	65%	72%
Services and maintenance	58%	59%	62%	46%	38%	37%	35%	28%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

Cost of revenues:
Licenses	2%	3%	3%	4%	4%	4%	4%	4%
Services and maintenance	29%	36%	37%	28%	21%	20%	19%	16%

Total cost of revenues	31%	39%	40%	32%	25%	24%	23%	20%

Gross profit	69%	61%	60%	68%	75%	76%	77%	80%

Operating expenses:
Sales and marketing	49%	63%	83%	63%	48%	50%	54%	56%
Research and development	21%	28%	31%	23%	19%	17%	18%	15%
General and administrative	12%	17%	32%	31%	10%	8%	8%	7%
Restructuring costs and other charges	–	296%	12%	–	–	–	–	–
Amortization of goodwill	8%	36%	42%	30%	23%	21%	25%	8%
In-process research and development and other charges	–	–	–	–	–	–	–	38%

Total operating expenses	(90%)	(440%)	200%	147%	100%	96%	105%	124%

Loss from operations	(21%)	(379%)	(140%)	(79%)	(25%)	(20%)	(28%)	(44%)
Interest and other income	2%	3%	1%	6%	4%	3%	2%	3%

(Loss) income before income taxes	(19%)	(376%)	(139%)	(73%)	21%	(17%)	(26%)	(41%)
Income tax expense	–	1%	1%	2%	–	1%	–	1%

Net (loss) income	(19%)	(377%)	(140%)	(75%)	(21%)	(18%)	(26%)	(42%)

We believe the decrease in revenue that commenced in the quarter ended June 30, 2001 as compared to prior quarters was a result of the global economic slowdown and related reluctance of companies to make expenditures on software and systems.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had $16.2 million in cash and cash equivalents, $25.8 million in short-term investments and $26.1 million in total working capital. Our cash and cash equivalents and short-term investment balance decreased to $41.9 million at March 31, 2002 from $68.7 million at June 30, 2001. Our working capital decreased to $26.1 million at March 31, 2002 from $58.4 million at June 30, 2001.

Net cash used in operating activities was $23.8 million and $1.1 million for the nine months ended March 31, 2002 and 2001, respectively. The increased use of cash for operating activities for the nine months ended March 31, 2002, was primarily due to decreased revenues compared to the nine months ended March 31, 2001. On a quarterly basis, net cash used in operating activities was $9.5 million for the three months ended September 30, 2001, $7.8 million for the three months ended December 31, 2001 and $6.5 million for the three months ended March 31, 2002. Cash used in operating activities for the three months ended March 31, 2002 included $2.8 million in restructuring-related payments.

Net cash generated by investing activities was $26.1 million for the nine months ended March 31, 2002 and net cash used in investing activities was $43.5 million in the same period in 2001. During the nine months ended March 31, 2002, we received proceeds of $ 29.7 million from the sale and maturity of short-term investments, and proceeds of $1.3 million from the sale and leaseback of assets.

Net cash provided by financing activities was $0.6 million and $54.9 million for the nine months ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities in the 2002 period resulted primarily from the issuance of common shares pursuant to the employee stock purchase plan.

As of March 31, 2002, our future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases. We lease facilities under non-cancelable operating leases expiring between 2002 and 2012 and certain equipment under non-cancelable operating and capital leases expiring between 2002 and 2004. Future minimum lease payments under these leases as of March 31, 2002, consisted of $2.1 million due for the remainder of 2002, $8.2 million due in fiscal 2003, $6.2 million due in fiscal 2004, $4.6 million due in fiscal 2005, $3.9 million due in fiscal 2006, $3.1 million due in fiscal 2007, and $14.7 million due in 2008 and thereafter.

Our principal sources of liquidity at March 31, 2002 were our cash and cash equivalents and short-term investments of $41.9 million. We have a credit agreement with a Canadian chartered bank, which includes a revolving letter of credit facility of $5.0 million, bearing interest at the bank’s prime rate plus 1% per year, secured by a charge on all of our current and future personal property. As at March 31, 2002, letters of credit totaling $3.9 million, principally to secure facilities and equipment lease obligations, were outstanding under the facility.

We expect to spend less than $0.5 million on new capital additions during the remainder of fiscal 2002. We believe that the total amount of cash and cash equivalents and short-term investments, along with the commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital and other purposes through at least the next eighteen months. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms, or at all.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Pivotal to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Pivotal’s customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. Pivotal performs ongoing credit evaluations of its customers and does not require collateral or other security to support credit sales. Pivotal provides an allowance for bad debts based on historical experience and specifically identified risks. If the creditworthiness of certain customers deteriorates, or their business fails, we may experience additional bad debt expenses.

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

We are required to adopt SFAS No. 141 and 142 on a prospective basis as of July 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on our financial position, results of operations and cash flows in 2002 and subsequent years. After June 20, 2002, we will no longer amortize goodwill pursuant to SFAS No. 142. Goodwill amortization for the six months ended March 31, 2002 was $14.6 million. Unamortized goodwill as of March 31, 2002 was $9.2 million. We will complete an initial goodwill impairment assessment in 2003 to determine if a transition impairment charge should be recognized under SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Pivotal will adopt this new statement on June 1, 2002. We are currently evaluating this statement but do not expect that it will have a material impact on our financial position, results of operations, or cash flows.

On January 1, 2002, we adopted Topic No. D-103. Topic D-103 requires that certain out-of-pocket expenses re-billed to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, we recorded re-billed out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented but has increased reported revenues from services and increased reported costs of revenues from services as follows:

	Three months ended		Nine months ended
	Mar. 31, 2002	Mar. 31, 2001	Mar. 31, 2002	Mar. 31, 2001

Revenue from Services	10,206	10,271	30,111	27,428
Cost of Revenue from Services	5,025	5,591	16,888	14,922

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

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. Based on a sensitivity analysis performed on our balances as of March 31, 2002, the fair value of our short-term investment portfolio would not be materially impacted by a shift in the yield curve of plus or minus 50, 100 or 150 basis points.

OTHER INVESTMENTS

Included in other assets are certain investments in public and private companies. Our investment in a public company is considered available for sale and is subject to considerable market price volatility and is additionally risky due to resale restrictions. The investment is recorded on the balance sheet at market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We may lose some or all of our investment in those shares. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $135,000 decrease in the fair value of our marketable equity securities as of March 31, 2002. Our investments in privately held companies are carried at cost. These investments are inherently risky, as they typically are comprised of investments in companies that are still in start-up or development stages. The market for their product or technologies that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies or may incur an impairment charge if we determine that the value of these assets has been impaired.

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

At March 31, 2002, we had no outstanding currency forward exchange contracts. During the quarter ended March 31, 2002, we recorded a foreign exchange gain of $153,000 compared to a foreign exchange loss of $39,000 for the quarter ended March 31, 2001. For the nine months ended March 31, 2002 and 2001, respectively, foreign exchange loss was $39,000 and $257,000. As at March 31, 2002, a ten percent change in the exchange rate would not have a material effect on our business, results of operations, and financial condition.

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

DEFAULTS UPON SENIOR SECURITIES

None.

PART II - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II - ITEM 5

OTHER INFORMATION

On February 14, 2001, we announced the appointment of Melanie Bell to the position of Senior Vice President of North America Strategic Accounts and Central Region.

PART II - ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

2.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel, Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999
2.2(2)	Stock Purchase Agreement among Pivotal and Industrial and Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000
2.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all of the Shares of Simba Technologies Inc. dated May 29, 2000

3.2(4)	Memorandum and Articles
4.1(4)	Specimen of common share certificate
4.2(4)	Registration Rights (included in Exhibit 10.15)
4.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)
4.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)
4.5(8)	Specimen of common share certificate as of August 17, 2000
#10.1(4)	Employee Share Purchase Plan

Exhibit No.	Description

10.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.
10.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.
10.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington
#10.7(4)	Letter agreement dated November 21, 1997 between Pivotal and Robert A. Runge granting an option to purchase 250,000 common shares
10.8(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998
10.9(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.10(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998
10.11(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998
10.12(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998
10.13(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998
10.14(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal
10.15(4)	Investors' Rights Agreement dated January 15, 1999
10.16(5)	Assignment Agreement dated July 12, 2000 between Pivotal and Meta Creations International Limited for premises located in Dublin, Republic of Ireland; Sub-Lease dated September 22, 1999 between The H.W. Wilson Company Inc. and Meta Creations International Limited for premises located in Dublin, Republic of Ireland

10.17(5)	Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland
#10.19(6)	Exactium Ltd. 1999 Stock Option Plan
#10.20(7)	Simba Technologies Incentive Stock Option Plan, as amended

Exhibit No.	Description

#10.21(8)	Amended and Restated Incentive Stock Option Plan
10.22(8)	Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.
10.23(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.24(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.25(8)	Lease dated June 3, 1996 between Yonge Wellington Property Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.
10.26(8)	Sublease dated January 1, 1999 between Brewster Transport Company Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.
10.27(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas
10.28(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia
10.29 (8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England
#10.30(8)	Employment Agreement between Kirk Herrington and Pivotal dated June 7, 2000
#10.31(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001
10.32(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.33(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
#10.34(9)	Employment Agreement between Divesh Sisodraker and Pivotal dated February 1, 2002
#10.35(9)	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002
10.36	Loan Agreement between Canadian Imperial Bank of Commerce and Pivotal dated December 31, 2001
99.1(8)	Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001

Exhibit No.	Description

99.2	Risk Factors

#	Indicates management contract or compensatory plan or arranagement.
(1)	Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)	Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)	Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4)	Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2001
(9)	Incorporated by reference to Pivotal's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(b)      Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002

PIVOTAL CORPORATION

/s/ Divesh Sisodraker
Divesh Sisodraker Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit No.	Description

2.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel, Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999
2.2(2)	Stock Purchase Agreement among Pivotal and Industrial and Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000
2.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all of the Shares of Simba Technologies Inc. dated May 29, 2000

3.2(4)	Memorandum and Articles
4.1(4)	Specimen of common share certificate
4.2(4)	Registration Rights (included in Exhibit 10.15)
4.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)
4.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)
4.5(8)	Specimen of common share certificate as of August 17, 2000
#10.1(4)	Employee Share Purchase Plan

Exhibit No.	Description

10.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.
10.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.
10.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington
#10.7(4)	Letter agreement dated November 21, 1997 between Pivotal and Robert A. Runge granting an option to purchase 250,000 common shares
10.8(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998
10.9(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.10(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998
10.11(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998
10.12(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998
10.13(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998
10.14(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal
10.15(4)	Investors' Rights Agreement dated January 15, 1999
10.16(5)	Assignment Agreement dated July 12, 2000 between Pivotal and Meta Creations International Limited for premises located in Dublin, Republic of Ireland; Sub-Lease dated September 22, 1999 between The H.W. Wilson Company Inc. and Meta Creations International Limited for premises located in Dublin, Republic of Ireland

10.17(5)	Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland
#10.19(6)	Exactium Ltd. 1999 Stock Option Plan
#10.20(7)	Simba Technologies Incentive Stock Option Plan, as amended

Exhibit No.	Description

#10.21(8)	Amended and Restated Incentive Stock Option Plan
10.22(8)	Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.
10.23(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.24(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.25(8)	Lease dated June 3, 1996 between Yonge Wellington Property Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.
10.26(8)	Sublease dated January 1, 1999 between Brewster Transport Company Limited and Simba Technologies Incorporated with respect to premises located in Vancouver, B.C.
10.27(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas
10.28(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia
10.29 (8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England
#10.30(8)	Employment Agreement between Kirk Herrington and Pivotal dated June 7, 2000
#10.31(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001
10.32(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.33(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
#10.34(9)	Employment Agreement between Divesh Sisodraker and Pivotal dated February 1, 2002
#10.35(9)	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002
10.36	Loan Agreement between Canadian Imperial Bank of Commerce and Pivotal dated December 31, 2001
99.1(8)	Notice of Meeting and Management Information and Proxy Circular for the Annual General Meeting to be held on Thursday, November 15, 2001

Exhibit No.	Description

99.2	Risk Factors

#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)	Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)	Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4)	Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2001.
(9)	Incorporated by reference to Pivotal's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.