Form 10-K
period 2002-06-30
PIVOTAL CORP
filed 2002-08-28
CIK 1086329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____


Commission File Number 000-26867

                               PIVOTAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


   British Columbia, Canada                             98-0366456
(State or other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)


                             300-224 West Esplanade
                        North Vancouver, British Columbia
                                     Canada
                                     V7M 3M6
          (Address of Principal Executive Offices, Including Zip Code)


                                 (604) 988-9982
                         (Registrant's Telephone Number,
                              Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


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

The aggregate market value of the voting shares held by non-affiliates of the Registrant, based on the closing sale price of the common shares on August 1, 2002 as reported on the Nasdaq National Market was approximately U.S.$48,040,474. Common shares held by each current executive officer and director and by each person who is known by the Registrant to own 5% or more of the outstanding common shares have been excluded from this computation in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of August 1, 2002, 24,164,209 common shares of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.

                                TABLE OF CONTENTS



PART I                                                                       1

ITEM 1.    BUSINESS..........................................................1

ITEM 2.    PROPERTIES........................................................29

ITEM 3.    LEGAL PROCEEDINGS.................................................30

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.................30

PART II                                                                      30

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...............................................30

ITEM 6.    SELECTED FINANCIAL DATA...........................................33

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION..........................................35

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........49

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................52

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..........................................82

PART III                                                                     82

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT..........................82

ITEM 11.   EXECUTIVE COMPENSATION............................................85

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....88

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................89

PART IV                                                                      90


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...90

FORWARD-LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading "Important factors that may affect our business, our results of operations and our share price" in Item 1 to this report, which is hereby incorporated by reference in this report.

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


                                     PART I

ITEM 1.           BUSINESS

OVERVIEW

Pivotal Corporation offers Customer Relationship Management (CRM) software that enables mid-sized enterprises worldwide to acquire, serve and manage their customers. Pivotal's target customers are companies and business units in the revenue range of $100 million to $3 billion. Customer Relationship Management products and services automate and manage marketing, selling and servicing processes. We refer to our software as the Pivotal CRM Suite. The Pivotal CRM Suite is designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenue.

Our products are used in 44 countries and are available in English, French, German, Spanish, Portuguese, Japanese, Chinese and Hebrew. More than 1,500 companies around the world use Pivotal, including: CIBC, Centex Homes, HarperCollins Publishers, Hitachi Telecom Inc., Premera Blue Cross, Royal Bank of Canada, Southern Company and Vivendi. We market and sell our products through a direct sales force as well as through third-party solution providers.

Our common shares are listed on the Nasdaq National Market under the symbol "PVTL" and on the Toronto Stock Exchange under the symbol "PVT". Our head office is located at 300 - 224 West Esplanade, North Vancouver, British Columbia, Canada V7M 3M6, and our telephone number is (604) 988-9982. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

Pivotal Corporation was incorporated in British Columbia, Canada in 1990 under the name Pen Magic Software Corporation, and then changed its name to Pen Magic Software Inc. in 1991, to Pivotal Software Inc. in 1995 and to Pivotal Corporation in 1999. The terms "Pivotal," "our company" and "we" in this filing refer to Pivotal Corporation, a British Columbia company, and all of Pivotal Corporation's wholly owned subsidiaries including Pivotal Corporation, incorporated in the State of Washington; Pivotal Corporation Limited,
incorporated in the United Kingdom; Pivotal Corporation France S.A., incorporated in France; Exactium Ltd., incorporated in Israel; Exactium, Inc., incorporated in the State of Delaware; Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland; Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland; Pivotal GmbH, incorporated in Germany; Pivotal Corporation Australia Pty. Ltd., incorporated in Australia; Project One Business Technologies Inc., amalgamated in British Columbia, Canada; Nihon Pivotal K.K., incorporated in Japan; and 1254590 Ontario Limited (formerly Inform, Inc.), incorporated in Ontario, Canada.

Pivotal CRM Suite, Pivotal Sales, Pivotal Sales - Miller Heiman Edition, Pivotal Wireless for Sales, Pivotal Sales Analytics, Pivotal Marketing, Pivotal eMarketing, Pivotal Marketing Analytics, Pivotal Service, Pivotal Contact
Center,  Pivotal  eService,   Pivotal  Wireless  for  Service,  Pivotal  Service
Analytics, Pivotal eSales, Pivotal Configurator, Pivotal Advisor, Pivotal Quoter, Pivotal Catalog, Pivotal ePartner, Pivotal Partner Management, Pivotal Partner Analytics, Pivotal Integration Engine, Pivotal Lifecycle Engine, Pivotal Syncstream, Pivotal Intellisync, Pivotal Interactive Selling Engine, Pivotal Analytics Engine, Pivotal Intelligent Internet Architecture and Pivotal Wireless are trademarks and/or registered trademarks of Pivotal Corporation. All other company names, product names, marks, logos, and symbols referenced are the trademarks and/or registered trademarks of their respective owners.

On January 24, 2002, we announced the availability of our advanced integration product - Pivotal Integration Engine, a technology that will be embedded in our products and has been designed to cost-effectively integrate and synchronize our Customer Relationship Management software with back-office and legacy systems.

INDUSTRY BACKGROUND

In the mid-1980's, businesses began to implement contact management software to track prospects, customers and customer data. Since then, departmental software products have been developed to track data related to servicing customers on the demand side of the business. Some examples of departmental software products include: sales force automation software, which provides prospect and customer data to sales staff; customer service software which provides customer service request and history to customer service representatives; and marketing automation software to provide campaign, prospect and customer data to marketing staff to generate more demand for products and services. In the 1990s, cross-departmental Customer Relationship Management systems began to emerge that brought departmental data assets together into centralized customer and prospect data repositories while allowing these demand side departments to input their own specific information, providing the company with a unified view of the customer and prospect. Today, Customer Relationship Management has become a business strategy that seeks to optimize profitability, revenue and customer satisfaction by organizing around customer segments, fostering customer satisfying behaviors and implementing customer-centric processes.

With the appearance of the Internet in the 1990s as a ubiquitous communication network, companies began to provide support over the Internet for field and remote staff who needed access to departmental data assets. As other communication channels have continued to evolve, such as fax, email and wireless communications, businesses have looked for Customer Relationship Management systems that can provide an integrated "real-time" view of customer information across all of these communication channels. In addition, businesses have recognized that the Internet is more than simply a network for allowing their own remote staff to access centralized data repositories, with the Internet providing a backbone for businesses to change the way they interact with business partners and customers.

We believe that the Internet and other communication technologies such as wireless technologies have created a fundamental change in the way many companies conduct business. Today, the Internet goes beyond simple communication. It provides a means for prospects and customers to interact with businesses, and businesses to interact with all their stakeholders, including employees, customers, partners and suppliers in "real-time" across global and corporate boundaries. As a result, there has been a demand for enterprise-wide software products that support stakeholders' needs to communicate and collaborate with businesses across departments and communication channels.

Today's demand-side and enterprise-wide eBusiness products support this business need. These software products automate and manage the people and processes related to customer management in order to increase revenues and decrease costs. These enterprise-wide products tie into companies' supply chain management and enterprise resource planning applications to increase productivity, decrease costs, and increase revenues.

The Impact of Changing Technologies

Developments in technology have dramatically affected the marketplace for Customer Relationship Management products. These developments include:

     o The Internet. With the emergence of the Internet as a dominant platform for global interactive communication, coordination and commerce, businesses are seeking better ways to use the Internet as a platform to conduct their business. As a result, businesses are investing in technologies that support and exploit the capabilities of the Internet. Emerging new technology standards based on eXtensible Markup Language (XML) and Web services are being embraced by enterprises seeking to integrate internal systems and provide collaboration with partners and suppliers in a drive to reduce costs, increase revenues, increase market intelligence and improve customer satisfaction. Increasingly, these new technologies are also supplanting non-Internet native architectures, such as client server computing.

     o Widespread Adoption of Microsoft Technologies. Microsoft Windows NT, Microsoft Windows 2000 and Microsoft .NET platforms offer businesses the opportunity to develop, deploy and maintain information technology systems with increased flexibility on a cost-effective basis. These platforms are also widely used and well understood by technical personnel. With the recent addition of Microsoft Commerce Server 2000, Share Point Server 2001 and BizTalk Server, Microsoft is delivering a rich and cost-effective application development platform to support the requirement for integration, application customization and flexibility, and document exchange.

     o Growth of Wireless Computing. The proliferation of wireless computing devices, such as hand-held computers, Internet-enabled cell phones and improved remote computing has empowered the mobile professional. These electronic products enable users to access information from almost any location using their preferred wireless computing device.

     o Availability of Intelligence Systems. Intelligence systems include customer profiling technologies that enable software to respond to or anticipate user needs with less input from the user through analysis of profiles or actual website visitor behavior. These include guided selling technologies to help users make purchases on the Internet, even for very complex products and services. With these customer-profiling technologies, the customer's buying experience is personalized and targeted to fulfill its specific needs.

THE OPPORTUNITY

The customers we serve are typically mid-sized enterprises and divisions of large businesses. Many of these businesses are responding to pressures to implement cross-departmental or enterprise-wide business models that put the customer at the center of their business in order to increase revenues, margins and customer loyalty.

We believe  that the  mid-enterprise  market is  underserved,  and  represents a significant opportunity for our enterprise-wide, customer relationship management suite and professional services. We also believe that Pivotal is strongly positioned to deliver meaningful results to mid-sized enterprises. We believe our unique approach, product architecture and proven rapid business implementation methods mean Pivotal products can be more easily customized, more quickly integrated with current systems and business processes, and more rapidly deployed to provide increases in revenues, margins and customer loyalty faster and more cost-effectively than either shrink-wrap or large enterprise Customer Relationship Management products.

We believe that our products are closely aligned with the needs of mid-sized enterprises, offering a sensible set of commonly needed features that can be rapidly customized to match changing business goals and processes. Built on an Intelligent Internet Architecture, Pivotal CRM Suite incorporates many of the technology components at the core of mid-sized enterprises today, including the Internet, Oracle, Microsoft Windows NT, Microsoft Windows 2000, Microsoft BackOffice, Microsoft .NET server platforms and Oracle databases.

Our services are designed to implement Customer Relationship Management in an innovative and highly pragmatic manner that sets, tracks and delivers achievable business results. Pivotal's proven services approach allows mid-sized enterprises to implement and evolve their Customer Relationship Management systems iteratively over time, ensuring each goal is met, and all customer, partner and employee needs are addressed. We believe that our partners are best suited to address the mid-enterprise market. While platform partners Intel and Microsoft constitute the underlying architecture in most mid-sized enterprises, our worldwide network of Customer Relationship Management strategists, product experts and certified Pivotal partners understand the needs of the mid-enterprise, and ensure achievable business results are delivered rapidly and professionally.

We believe that our business style mirrors the way that the mid-enterprise market wants to do business: straightforward, respectful and responsive. Our marketing, selling and servicing initiatives are tailored to the pragmatic business style of mid-sized enterprises, establishing a collaborative relationship contracts. As a result, we believe that the cost of Pivotal's products and services are more predictable than our competitors, addressing a principal concern of mid-sized enterprises.

PIVOTAL PRODUCTS

Our suite includes applications for sales force automation, marketing automation, service automation, contact center management, partner relationship management and electronic commerce. These products enable companies to increase revenues and decrease costs by increasing efficiency within the sales, marketing and service activities that ultimately increase customer acquisition and loyalty. To achieve this, our products connect employees, partners and customers into one unified business network. Our products include award-winning, Internet-based applications supported by an array of professional services and our global Pivotal Partner Program network of third-party distributors. Our products are designed and optimized for the Internet, Microsoft, Intel and Oracle platforms.

We believe our products:

     o Enable Businesses to Increase Revenues, Margins and Customer Loyalty. Our products unify sales, marketing and customer service employees and partners around customer processes and interactions. By maintaining all customer information in a shared database, our products make it easy for different users to maximize their contribution to customer relationship management by better capturing customer profiles and building one-to-one customer relationships. We believe this improvement in customer focus enables businesses to increase revenues through improving customer loyalty, which increases both customer retention and customer net value. Our customers also realize decreased costs by streamlining processes and interactions between employees, partners and customers, through more effective and more targeted marketing, sales and service campaigns, the reduction of inefficient communications, and the increased effectiveness of targeted communications efforts.

     o Improve the Collaboration and Interaction Between Businesses and Their Customers. Using Pivotal products, businesses can transform their static websites into collaborative tools used to increase their customer bases, and to service and sell to existing customers. Prospective customers can obtain information regarding businesses' products and services over the Internet. Customers can place orders and retrieve information on products and services over the Internet and directly interact online with sales, marketing and customer service departments. This direct interaction can result in improved customer service and generation of leads, as well as lower customer service costs.

     o Improve the Collaboration and Interaction Between Businesses and Their Partners. Pivotal products enable businesses to improve their efficiency and selling processes by facilitating interaction and collaboration with their partners over the Internet. Our application maintains a shared database consisting of customers' information related to products, services, customer contacts and sales opportunities. By enabling their partners to access and update the shared database, our products simplify the sharing of information between businesses and their partners so they can jointly service their customers' needs and concerns.

     o Enable Rapid Implementation and Simple Customization. Businesses can use our products without significant customization, thereby expediting the implementation process. If they so desire, businesses can easily customize our products to reflect their own internal processes using the industry-standard, business programming language of Microsoft Visual Basic. In addition, businesses can choose one of our products for a particular industry vertical or micro-vertical - products already optimized and configured for such industries as financial services and healthcare, as well as specific segments within industries, including Retail Banking, Investment Banking, Healthcare Insurance and Real Estate/Construction. These industry-specific products allow businesses to immediately gain business benefits as we have already done the industry-specific customizations.

     o Yield a Low Total Cost of Ownership. Our products can be cost-effectively deployed and customized and thus require few resources for ongoing support, system maintenance and end-user training. Our products are also relatively easy for end-users to learn, which results in lower ongoing training costs. In addition, our software applications permit modifications and upgrades to be transmitted to all users, including mobile users, thereby reducing the cost of customization and administration.

     o Scale With the Growing Needs of Pivotal's Customers. Many of our customers require that our products support their growing number of employees, online customers and partners. Our underlying architecture enables our customers to expand our products as their businesses grow by adding servers in a number of locations. This capability improves performance and enables our products to support larger numbers of concurrent users.

     o Increase the Efficiency of Mobile Professionals. Mobile professionals can access our products remotely across local-area networks, wide-area networks or over the Internet by using a number of portable computing devices including laptops, hand-held computers and Internet-enabled cell phones. Mobile professionals also can work disconnected, logging on to transmit and receive information that automatically updates their own files and the shared corporate database. These capabilities increase the efficiency of mobile professionals.

BUSINESS STRATEGY

Our goal is to continue our efforts to maintain and increase our position as a leading global provider of Customer Relationship Management systems in the mid-market. The key elements of our growth strategy are as follows:

     o Extend Application and Product Scope. We intend to continue the development of our applications to add new functions, such as additional contact center and web-enabled service functionality. We also intend to continue to develop industry products for specific industry segments ("micro-verticals") that will further simplify the deployment and use of our applications. In addition, we plan to offer new versions of our applications that support a wider variety of international customers and their respective business practices and languages.

     o Deepen Collaboration and Interaction Between Pivotal and Our Customers. We will continue to focus on providing customer products that help our customers achieve business success. In particular, we plan to maintain a customer-focused culture by inviting repeat business from existing customers as we make new features available, and to gain new customers as our existing customers become independent references for our products. We believe that the benefits of our products have helped us to develop a loyal base of customers.

     o Continue Expansion of Our Worldwide Distribution Capacity. We currently have a distribution strategy that includes direct sales personnel and resellers which enables us to target a wide variety of customers in different industries and geographical regions. Our current plans call for continued investment in our worldwide distribution capacity to increase market share and penetration. This investment will include continuing to expand relationships with existing and new resellers and entering into bundling arrangements with technology providers to provide complementary niche products to our customers.

     o Deepen Collaboration and Interaction with Members of the Pivotal Partner Program. We plan to continue strengthening our network of strategic relationships, including our Pivotal Partner Program network. The Pivotal Partner Program network includes independent companies that distribute our products, install the software purchased by our customers and provide other software or related services to address specific customer needs. This network has allowed us to focus on our core competencies while taking advantage of the strengths of Pivotal Partner Program members who may have specific industry expertise or better regional presence, which enables them to better address the needs of our customers and provide them with a complete electronic business product.

     o Extend Relationships with Application Service Providers to Deliver Our Products on a Usage Fee Basis. We will continue to expand our
          relationships  with  application   service  providers  to  provide  an
          alternative licensing arrangement through these third-party application service providers that enables customers to pay a usage fee to access our software on servers operated by the application service providers. This enables businesses to outsource their electronic business products and related information technology infrastructure through an alternative pricing model, such as a monthly fee.


PRODUCTS AND PROFESSIONAL SERVICES

Pivotal CRM Suite consists of five product suites that help companies control the sales, marketing, service and partner processes core to their businesses. These suites are: Pivotal Sales, Pivotal Marketing, Pivotal Service, Pivotal Interactive Selling and Pivotal Partner Management. In addition, we also market industry vertical products.

These product suites are comprised of our core applications including Pivotal Sales, Pivotal Sales - Miller Heiman Edition, Pivotal Wireless for Sales, Pivotal Sales Analytics, Pivotal Marketing, Pivotal eMarketing, Pivotal Marketing Analytics, Pivotal Service, Pivotal Contact Center, Pivotal eService, Pivotal Wireless for Service, Pivotal Service Analytics, Pivotal eSales, Pivotal Configurator, Pivotal Advisor, Pivotal Quoter, Pivotal Catalog, Pivotal ePartner, Pivotal Partner Management, and Pivotal Partner Analytics. These core applications and other leading technology options provide an integrated, collaborative network that helps to manage information, transactions, and interactions for every stakeholder in the customer lifecycle.

On January 24, 2002,  Pivotal released its advanced  integration  product called
Integration  Engine,  which  is  designed  to  cost-effectively   integrate  and
synchronize Pivotal's software with back-office and legacy systems of our customers.

PIVOTAL PRODUCT SUITES

Our five product suites are comprised of a variety of core applications.

The Pivotal Sales Suite

Pivotal Sales provides critical customer information, opportunity management tools, and "best practices" sales methodologies for the enterprise sales force. The core capabilities of the Pivotal Sales product suite include:

     o    Quote and Proposal Management
     o    Consolidated Revenue Forecast
     o    Territory Management
     o    Opportunity Management
     o    Team-Selling Enablement
     o    Best Practices Enablement
     o    Multi-Channel Sales Integration
     o    Real-Time Product Configuration
     o    Expense Management
     o    Sales Efficiency Tools
     o    Campaign Management
     o    Web-based Collaborative Services
     o    Up/Cross-Selling Automation
     o    Competitive and Industry Intelligence

Core Applications of the Pivotal Sales Suite

Pivotal Sales enables global sales organizations to sell collaboratively across multiple regions, currencies and channels. With Pivotal Sales, organizations can share information across sales teams, accurately forecast their business, manage pipelines, automatically generate quotes and proposals, and easily configure products and services that meet specific customer needs.

Pivotal Sales -- Miller Heiman Edition is an option for the Pivotal Sales application based on the three most popular disciplines -- Strategic Selling, Conceptual Selling, and Large Account Management -- as taught by Miller Heiman, a leader in sales methodologies.

Pivotal Wireless for Sales enables mobile employees real-time read and write access to critical customer data. Using wireless, hand held devices such as web-enabled cell phones, personal digital assistants (PDAs) and two-way pagers, mobile employees can make informed, timely decisions that result in immediate response to opportunities and increased sales while in the field.

Pivotal Sales Analytics is an analytics package that provides sales professionals with a Web-based tool for data mining and forecast analysis. With the ability to analyze sales history, order history, market trends, among other things at their fingertips, sales managers can accurately forecast across all channels, analyze sales performance by region, identify trends in sales cycle, and extract the knowledge and insight to drive better business decisions.

The Pivotal Marketing Suite

Pivotal Marketing gives enterprises the information and processes they need to analyze their customers' lifecycles, identify diverse opportunities, and maximize the most profitable relationships. Core capabilities of the Pivotal Marketing product suite include:

     o    Campaign Management
     o    Lead Capturing and Tracking
     o    Centralized Data Repository
     o    Forecasting: Campaign Impact, Market Shifts and Customer Perception
     o    Customer Profiling
     o    Event Management
     o    ROI Calculation and Analysis
     o    Best Practices
     o    Data Mining
     o    Customer Analysis
     o    Direct Mail Campaign Management
     o    Collaborative Action Plans

Core Applications of the Pivotal Marketing Suite

Pivotal Marketing delivers a closed-loop marketing product that includes campaign design, collaborative marketing action plans, campaign execution and lead tracking across multiple channels (phone, direct mail, Internet and email) for direct and partner channels.

With Pivotal Marketing, marketing professionals maximize profitability through one-to-one marketing strategies that deliver optimal customer acquisition, retention, cross-selling and up-selling results.

Pivotal eMarketing extends the power of our Pivotal Marketing product to the Internet. Pivotal eMarketing allows companies to take advantage of the cost-effectiveness of internet-based marketing through online marketing research, lead capturing and tracking, collateral distribution and management, and email campaign management. Seamless integration with Pivotal Marketing ensures that organizations can provide a consistent and personalized marketing experience.

Pivotal Marketing Analytics is an analytics package that provides marketing professionals with a Web-based tool for data mining and data analysis. With the ability to analyze such things as customer profiles, purchasing history, product preferences and market trends at their fingertips, marketing managers can better understand their customer buying preferences, product profitability, campaign effectiveness and have the knowledge and insight to more effectively target prospects and drive better business decisions.

The Pivotal Service Suite

Pivotal Service provides customer service professionals with a robust solution to efficiently capture, track, manage, escalate, and resolve customer service or support requests. Core capabilities of the Pivotal Service product suite include:

     o    Integrated Communication Platform
     o    Multi-Channel Interactions
     o    End-to-End Reporting
     o    Service Request Management
     o    Online Request Tracking and Escalation
     o    Service-to-Order Integration
     o    Personalized, 24x7 Self-Service
     o    Online FAQ
     o    IVR Self-Service
     o    Knowledge Base Management
     o    Sales/Marketing Integration
     o    Market-Driven Product Enhancement
     o    Time and Activity Management
     o    Productivity and Performance Monitoring and Reporting


Core Application of the Pivotal Service Suite

Pivotal Service is an Internet-based customer service application for employees that enables companies to build customer loyalty, increase revenues and optimize call center performance. Pivotal Service automates the capture, management and resolution of customer service and support requests across multiple channels. It integrates with sales and marketing functions to provide service professionals with the tools and information they need to deliver personalized service for improved customer satisfaction.

Pivotal Contact Center transforms Pivotal's customer's call center into a next generation contact center that supports multiple channels of customer interactions, including voice, email, text chat, Internet collaboration, and fax. By managing customer interactions across all channels, service organizations have the tools and information they need to cost-effectively deliver excellence in customer service.

Pivotal eService helps organizations to reduce the cost of service by extending service request management to the Internet. Pivotal eService supports inbound email management and provides a comprehensive, self-service Website for customers to quickly resolve their own problems through an online knowledge base and frequently-asked-questions section (FAQ), and the ability to create and review incidents, escalate to service experts, or register products for future service.

Pivotal Wireless for Service enables mobile employees real-time read and write access to critical customer data using wireless, hand held devices such as Web-enabled cell phones, personal digital assistants (PDAs) and two-way pagers. Based on the Pivotal Intelligent Internet Architecture, Pivotal Wireless for Service offers a highly flexible product easily tailored to Pivotal's customer's service employee needs, to increase productivity, immediate response to incidents, service level agreements, increased customer satisfaction and up-sell opportunities anytime in the field.

Pivotal Service Analytics provides service professionals with data analysis. With the ability to analyze customer service request data over various channels, service managers can better understand their customers' preferences, resource utilization, service activity and performance and have the knowledge and insight to more effectively ensure customer satisfaction.

The Pivotal Interactive Selling Suite

Pivotal Interactive Selling is a comprehensive product suite that enables companies to deliver a personalized online buying or selling experience for customers and sales professionals. Pivotal Interactive Selling simplifies the buying and selling experience of sophisticated products and services with interactive needs analysis and intelligent guided-selling services.

Through Pivotal Interactive Selling, organizations increase sales effectiveness across all channels via comprehensive needs analysis, product cataloging, fixed and dynamic pricing, and configuration capabilities. Pivotal Interactive Selling has the following core features:

     o    Data Repository: Product, Pricing, Sales Data
     o    Dynamic Proposals, Quotes, Reports, Orders
     o    Browser-Based Authoring Environment
     o    Catalog Management
     o    Configuration Management
     o    Guided Product, Pricing, Service Configuration
     o    Web-Based Product and Configuration Management
     o    Site Management
     o    Multi-Currency, Language
     o    Single Source Shipping and Tracking
     o    Quote and Proposal Management
     o    Multi-Channel Sales Management
     o Integration with Supply Chain Management and Enterprise Resource Planning Systems

Core Applications of the Pivotal Interactive Selling Suite

Pivotal eSales enables organizations to leverage the Internet as a cost-effective selling channel. With Pivotal eSales, organizations can leverage interactive selling integration to offer a rich and personalized online buying experience. Customers have access to detailed product catalogs and product information and guided needs assessment support to help configure complex orders.

Pivotal Configurator creates modeling of products, services, or processes using data, rules, constraints, relationships, and options. Pivotal Configurator provides a comprehensive product that ensures complex orders and quotes are accurate, complete, and valid. It enforces business rules while delivering context-based messages that facilitate up-selling and cross-selling, leading to higher value orders. Used internally to improve sales productivity and order accuracy, or externally via a company's Website to help guide buyers through product selection and customization, Pivotal Configurator allows customers, employees and partners to configure products to meet customer's needs.

Pivotal eAdvisor is designed to help customers select and purchase products and services via multiple channels. Pivotal eAdvisor helps companies to explore and understand the unique needs of each customer and advise on the specific recommendations that will meet those needs.

Pivotal Quoter manages the ability to automatically generate quotations and proposals.

Pivotal Catalog manages the database and publishing of product or product offerings, their pricing and attributes, as well as the necessary sales encyclopedia of applicable product information.

The Pivotal Partner Management Suite

Pivotal Partner Management empowers companies to more effectively manage their partner relationships. Pivotal Partner Management helps Pivotal's customers' partners to become collaborative members of that customer's extended business team to generate sales, deliver customer value, and keep customers satisfied while reducing the costs associated with managing those partners. Pivotal Partner Management creates a collaborative inter-company framework to exchange knowledge, manage relationships, and synchronize transactions over marketing, sales, service, and commerce processes.

The complete Pivotal Partner Management application suite consists of three components Pivotal ePartner, Partner Management, and Pivotal Partner Analytics. Core features include:

     o    Partner Lifecycle Management
     o    Recruitment Management
     o    Partner Profiling
     o    Closed-loop Lead Management
     o    Sales Tools and Literature Fulfillment
     o    24x7 Order Entry and Tracking
     o    Best Practice Action Plans
     o    Opportunity Management and Forecasting
     o    Marketing Management
     o    Knowledge Base Access
     o    Alliance Management
     o    Partner Performance Reporting and Analytics
     o    Personalized, Role-based Security


Core Applications of the Pivotal Partner Management Suite

Pivotal ePartner is a browser-based product that extends marketing, sales, service and ordering capabilities to Pivotal's customers' business partners, enabling them to become effective members of the customers' extended enterprise to generate sales and deliver customer value. In addition, the Pivotal ePartner ensures that partners are kept up-to-date by providing easy access to product information, training, sales tools, transaction data, and performance analysis reports.

Pivotal Partner Management is a comprehensive internal tool used to help manage and enable partner relationships and operations. Pivotal Partner Management enables organizations to collaboratively sell, service and market to end customers, and measure and reward the partner community.

Pivotal Partner Analytics is an analytics package that provides channel managers with an Internet-based tool for data mining and data analysis. With detailed information on the performance and profitability of the partner network by individual partner or segment, or regions, channel managers have the knowledge and insight they need to make better business decisions.

Pivotal Industry Specific Products We provide industry vertical products aimed at the financial services, healthcare insurance and real estate/construction markets.

     o The Pivotal CRM Suite for Investment Banking provides a web-integrated template that facilitates the creation of a collaborative framework to manage clients, exchange research and close transactions. We believe that by using this product, the corporate finance, trading and research groups engaged in investment banking become a more effective, collaborative team, better able to identify hot leads, deliver targeted research and close the most profitable revenue opportunities. The advantages may include faster return on investment, increased revenues and increased customer satisfaction. Pivotal CRM Suite for Investment Banking delivers commonly needed, investment banking-specific features, providing investment banks with the ability to quickly customize, integrate and deploy a product that matches their individual business processes.

     o The Pivotal CRM Suite for Healthcare Insurance is designed to link health insurance company employees with independent agents, employer groups and members in a collaborative sales, marketing and service environment. With this offering, healthcare insurance companies can bolster sales and marketing, agency relations, underwriting, and operations, with cross-enterprise collaboration. Using the offering, healthcare insurers and agents can quickly respond to business requests and inquiries in real-time, reduce administrative costs, and increase premium revenues.

     o The Pivotal CRM Suite for Real Estate/Construction provides a web-integrated template that facilitates the creation of a collaborative framework to manage clients, exchange research and close transactions. The sales agents, marketers and management teams that drive homebuilders become a more effective, collaborative team, better able to track leads, manage the sales process and involve customers in the pre- and post-sales cycle. The advantages may include increased revenues, enhanced customer satisfaction and decreased operating costs. Pivotal CRM Suite for Real Estate/Construction delivers commonly needed, homebuilding-specific features, allowing homebuilders to support their individual business processes in a customized fashion.

PRODUCT PRICING

We typically license our products on a "per processor" or "named user" basis. We license our applications on a "flat fee" basis. All our products may be licensed on a monthly subscription basis or as a one-time fee for perpetual licenses.

PRODUCT AWARDS

The following table lists some of the awards our company and/or products have won:

   SPONSOR                                       DATE                AWARD
   -------                                       ----                -----
   Profit 100                                    June 2002           Ranked #2 in Profit 100 Canada's Fastest Growing Companies

   Microsoft                                     June 2002           Microsoft .Net Server Innovation Award
                                                                     - Most Innovative CRM-integrated Contact Center
                                                                        Implementation

   Information Systems Marketing                 February 2002       Top 15 CRM Software Award

   Deloitte & Touche                             November 2001       Canadian Technology Fast 50

   Deloitte & Touche                             November 2001       Technology Fast 500

   Profit 100                                    June 2001           Ranked #2 in Profit 100 Canada's Fastest Growing Companies

   Aberdeen Group                                April 2001          Aberdeen List of Top Ten Significant CRM Applications for
                                                                     2000

   Information Systems Marketing                 February 2001       Top 15 CRM Software Award

   Microsoft                                     December 2000       Industry Solution Awards for 2000
                                                                     - Best Integrated Customer Relationship Management/eBusiness
                                                                     Solution

   Deloitte & Touche                             November 2000       Technology Fast 500

   Deloitte & Touche                             September 2000      Fastest Growing Canadian Technology Company

   start Magazine                                July 2000           Hottest Companies of 2000

   Microsoft                                     July 2000           North American Packaged Application Partner of the Year

   British Columbia Technology Industry          June 2000           Company of the Year
     Association

   Information Systems Marketing                 February 2000       Top 15 CRM Software Award

   Upside Magazine                               February 2000       eBusiness Winner

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

   Information Week Magazine                     February 1999       IT Innovators for 1999

   Information Systems Marketing                 February 1999       Top 15 CRM Software Award

   Open Systems Advisors                         January 1999        Crossroads 99 A-List Award

   Microsoft                                     December 1998       Industry Solution Awards for 1998 - Best Overall Customer
                                                                         Relationship Management Solution

   Information Systems Marketing                 December 1997       Top 15 CRM Software Award

   Microsoft                                     December 1997       Industry Solution Awards -- Best Mobile Sales Solution

   Microsoft                                     May 1997            Solutions Provider Awards -- Best Solution by a Solution
                                                                         Developer

   Information Systems Marketing                 December 1996       Top 15 CRM Software Award

PROFESSIONAL SERVICES

We provide customers with access to a combination of services to successfully implement and effectively maintain a Customer Relationship Management and electronic business product.

These services include:

     - Business Consulting. The Pivotal Rapid Business Impact Group ensures that our clients are positioned properly to identify, measure and achieve business results from their Customer Relationship Management initiative by delivering on the Pivotal Results Program. According to analysts, more than half of Customer Relationship Management initiatives will fail to meet measurable benefit objectives or positively affect return on investment due to a lack of business processes for conducting ongoing measurements. Pivotal Rapid Business Impact Group increases the chances of Customer Relationship Management success by working with companies to identify measurable business objectives and provide a sensible path to reach them.

     - Technical Consulting. Pivotal Technical Consulting Services Group is dedicated to successful implementation. By working closely with client companies to understand their business needs, this team helps to design and deploy Customer Relationship Management systems that fits their business objectives. The Technical Consulting Group delivers practical expertise in project management, business analysis and technology. This team helps companies to become self-sufficient, sharing knowledge and transferring skills that become valuable internal assets in the long term. Furthermore, it directly leverages the resources of Pivotal Research and Development and Global Support Services to increase customer satisfaction.

     - Integration Services. Pivotal Integration Services Group specializes in the smooth, efficient and cost-effective integration of Customer Relationship Management across multiple existing systems. In recent years, many businesses have deployed disparate systems to support their sales, marketing and service processes of the front office, and the accounting, manufacturing, human resources, and order processing functions of the back office. This creates a silo effect where valuable information is locked in separate databases and available only in separate document formats, which use different business processes, workflows, and communication protocols. The Pivotal Integration Services Group provides the technology expertise necessary to remove these silos and unify multiple systems.

     - Education. Pivotal Education Services Group ensures that client companies effectively adopt and use their Customer Relationship Management system, delivering customized training that fits to business needs. The result is twofold: everyday users that are confident and knowledgeable, plus trained in-house "Customer Relationship Management champions" that lead each company to fully adopt, develop, administer and use the system effectively. Pivotal Education Services has the flexibility to meet unique training requirements, and the bandwidth to rapidly and conveniently train large numbers of employees. Furthermore, companies choose the education format that they feel works best for their business.

     - Global Support. Pivotal Global Support Services Group protects client companies against downtime by resolving technical issues. Companies gain practical expertise via telephone, Web and email. In addition, a self-serve knowledgebase points customers to the right problem resolution. From incident management to complete documentation, Pivotal Global Support delivers insight and practical expertise. This team delivers cost-effective, prompt and convenient guidance for each client company.

     - Technical Account Managers. Pivotal Technical Account Managers are tasked with: ensuring the technical success of Pivotal deployments. They are technology advisors, working with companies to ensure business fit over the long-term. With a comprehensive knowledge of current and future Pivotal technologies, Technical Account Managers help companies to efficiently invest in Customer Relationship Management.

Substantially all of our business consulting services and integration services are priced on a time and materials basis and occasionally we enter into fixed contract arrangements for implementations. Our education fees are standardized on a per day rate. Our global support and maintenance services are sold on a per license basis and renewed annually.

CUSTOMERS AND MARKETS

We have  licensed  our  applications  on a  worldwide  basis to more than  1,500 customers across a wide range of industries. Customers in North America accounted for 53%, 67%, and 72% of our total revenues in the years ended June 30, 2002, 2001, and 2000, respectively. Customers in Canada accounted for 4%, 12%, and 11% of our total revenues in the years ended June 30, 2002, 2001 and 2000, respectively. Customers in the U.S. accounted for 49%, 55%, and 61% of total revenues in these years. Customers in Europe, Middle East and Africa accounted for 37%, 25% and 21% of our total revenues in the years ended June 30, 2002, 2001 and 2000, respectively. Customers in Asia Pacific and Latin America accounted for 10%, 8% and 7% of total revenues in the years ended June 30, 2002, 2001 and 2000, respectively.

We have property and equipment in various geographic regions. Property and equipment in the United States accounted for 23%, 16% and 22% of total property and equipment at June 30, 2002, 2001 and 2000, respectively. Property and equipment in Canada accounted for 46%, 65% and 64% of total property and equipment at June 30, 2002, 2001 and 2000, respectively. Property and equipment held outside the U.S. and Canada accounted for 31%, 19% and 14% of total property and equipment at June 30, 2002, 2001 and 2000, respectively.

No single customer accounted for 10% or more of our consolidated revenues during the years ended June 30, 2002, June 30, 2001 or June 30, 2000. Some of our customers that purchased a minimum of US$100,000 of software licenses from us prior to June 30, 2002, are set forth in the table below:

CONSULTING                                       MANUFACTURING                              TECHNOLOGY
----------                                       -------------                              ----------
Burntsand Inc.                                   Foss Electric A/S                          Captivate Network, Inc.
KPMG  SA                                         IMI Norgren Limited                        Compaq Computer Corporation
KPMG Consulting AG                               James Hardie Industries Limited            ProClarity Corporation
KPMG Peat Marwick LLP                            Newport Corporation                        Allen Systems Group, Inc.
Net-Commerce                                     Siemens SAS                                Crystal Decisions Corporation
The Wynford Group                                Teknion Corporation                        Software Spectrum Inc.
Sapient Corporation                              Toshiba Corporation                        VERITAS Software Corporation
                                                 Wilo GmbH                                  Somera Communications
FINANCIAL SERVICES                               Atlas Copco
------------------                               Simkar Corporation
BoE Bank Limited                                 Centex Homes                               RETAIL
CIBC World Markets                                                                          ------
The Common Fund for Nonprofit                    TELECOMMUNICATIONS
Organizations                                    ------------------                         Wickes Building Supply Supplies Limited
Dresdner RCM Global Investors (UK) Ltd                                                      Warehouse Stationery
Farm Credit Services                             Alcatel e-Business Distribution GmbH
Grantham, Mayo, Van Otterloo & Co. LLC           Belgacom France
The Principal Financial Group                    FLAG Telecom Ltd.
Raymond James Ltd                                Hitachi Telecom (USA), Inc.
The Bankers Bank
Bank Enteniel
                                                 OTHER SERVICES
                                                 --------------
HEALTH CARE                                      Miller Heiman, Inc.
-----------                                      Metropolitan Nashville Government and
Marriott International (Senior Living            Intrawest Corporation
Services)                                        Televerde
McKesson Corporation                             Total Information Systems (DAC Services)
NDC Health Information Services                  Metropolitan Nashville Government and
Mental Health Cooperative Inc.                   Davidson County
Kronos

SALES AND MARKETING

We sell our products through a direct sales force and over 50 independent members of the Pivotal Partner Program that resell our products. Our direct sales force is located in the United States, Canada, the United Kingdom, France, Germany, Australia, New Zealand, and Japan. Members of the Pivotal Partner Program are located worldwide in North and South America, Europe, the Middle East and Asia. The Pivotal Partner Program is comprised of consulting and technology companies, progressive product development organizations, market leaders, and regional consulting and sales firms that meet our criteria for inclusion.

Our marketing efforts are directed at promoting our products and services, creating market awareness and generating leads. Our marketing activities include Internet business seminars, print and Internet advertising campaigns and attendance at industry trade show events and trade conferences. We use the Internet extensively to communicate with potential customers, existing customers, partners and others. We also conduct comprehensive public relations programs that establish and maintain relationships with key trade press, business press and industry analysts. We have a customer communications team targeted at working directly with our customers to obtain feedback and to track ongoing customer success stories. This team also performs a series of surveys on each customer to assess the customer's satisfaction with our products and to anticipate any further needs of the customer.


STRATEGIC RELATIONSHIPS

Our partner strategy within Pivotal is focused on driving revenue from our relationships - both for Pivotal and the partner organizations that are our valued partners. Our partner strategy includes the deployment of a partner program designed to:

     (a)  better serve our customers;
     (b)  broaden our product offering; and
     (c)  extend our market reach.

Pivotal's Partner Program is a comprehensive program to promote and retain professional experts in all facets of the Customer Relationship Management market. The Pivotal Partner Program is designed to meet the above objectives through three separate programs focused on Consulting Alliances, Solutions Alliances, and Market Alliances. As a result, we are able to provide companies around the world with a comprehensive set of advanced technologies and services for leveraging leading edge technology and best practices in their related fields. During 2002, we launched these new programs and in the process clarified our overall partner strategy. To that end, we also reduced the number of partners in the Pivotal Partner Program by 50% to ensure that the relationships are profitable and successful for both parties. We now believe we have the right partners for our corporate strategy.

Partner Programs

Our Partner Program comprises the following three categories: Consulting Alliances, Solution Alliances, and Market Alliances.

Consulting Alliances. Our Consulting Alliances are highly skilled services-based organizations that implement enterprise level Pivotal products. These system integrators typically operate in multiple geographic locations, and have experience in working with Global 2000 companies. Consulting Alliances provide their expertise to our customers including overall strategy, business process design and analysis, application integration and training, return on investment analysis and vertical market expertise. There are three levels of partners in the Consulting Alliance Partner community: Peak; Premier; and Regional.

Solution Alliances. To further extend Pivotal's breadth of product and technology offerings, Pivotal has developed the Solutions Alliance Partner Program. Pivotal has established relationships with industry leaders in technology, intelligence, applications and business services. Pivotal and these partners develop, market, sell and deliver comprehensive Customer Relationship Management solutions. There are three types of partner within the Solution Alliance Partner community: Platform, Product, and PivotalHost. The Product alliance partner community is further broken down into three categories of partners: Original Equipment Manufacturer, Peak and Base. We also offer an Application Service Provider solution specific to the Pivotal products provided as a component of the PivotalHost partnership.

Market Alliances. Market Alliances provide additional market presence for both the partner and Pivotal. This program is diverse in nature and allows numerous types of companies to join forces with Pivotal to gain market share. Our Market Alliance partnerships are focused on ways to increase brand awareness and drive Pivotal products into new and existing customers through higher visibility in the market. There are two levels of Market Alliance Partners: Peak and Base, which each have varying responsibilities and commitments.

KEY RELATIONSHIPS

MICROSOFT

Pivotal maintains a strong product development and business partnership with Microsoft as measured by Pivotal's business growth on the Microsoft platform. Pivotal has been recognized by Microsoft in the past, winning four Microsoft Industry Solution awards, and today remains one of Microsoft's top three SQL license revenue generators, as well as a major reseller of .Net servers. Our relationship spans sales, marketing and customer support, and includes:

     - Technology Sharing - Pivotal is a recognized leader in exploiting and adopting Microsoft's .Net initiative, and is highly involved in .Net advanced product development. In return, Pivotal helps drive the adoption of advanced Microsoft technologies in the marketplace, providing credible, real-world deployments that Microsoft can leverage to support their marketing campaigns.

     - Competitive Selling - Pivotal leverages support from Microsoft's specialized competitive sales teams and consulting services to help win deals in the marketplace. In return, Pivotal helps Microsoft realize its goals by selling into companies that traditionally support IBM, Sun or Oracle products and services.

     - Premier Support for Developers - In August 1997, Pivotal joined the Premier Support for Developers pilot program and has played a key role in helping to evolve it. Pivotal holds a two-year board position on Premier Support's exclusive Customer Council to make recommendations on enhancing and improving Microsoft Premier Support.

     - International Partnership - Pivotal has a worldwide alliance with Microsoft, including Microsoft's offices in Japan, Malaysia, Singapore, Australia, Taiwan, Hong Kong, China, India, South America, Germany, France and the UK.

While we believe that there will not be significant overlap with the present market for our products, we may in future be faced with direct competition from Microsoft, as it has announced its intention to launch a competing product in the mid-market for Customer Relationship Management products. See "Risk Factors."

INTEL

Pivotal and Intel have a global alliance that spans marketing, sales and technology, and assists customers in overcoming information technology challenges by delivering support, platform and communication expertise, in addition to advanced technology access. Intel supports Pivotal's commitment to delivering business results/impact from Customer Relationship Management, by providing mid-sized enterprises with high-performance, fully optimized, rapidly deployable Customer Relationship Management that offers exceptionally low total cost of ownership.

     - Advanced Technology - Intel extends Pivotal's products with access to advanced technology, such as innovative telephony products for call centers. In return, Pivotal increases Intel revenues through sales of Intel server processors, computer telephony and by supporting Intel architecture.

     - Advanced Architecture - Intel validates Pivotal's technology architecture and platform, primarily through testing and knowledge transfer in the areas of extensibility, reliability, scalability and availability. In return, Pivotal helps drive the adoption of advanced Intel technologies in the marketplace. In fact, Pivotal is a major Intel independent software vendor in the growing Customer Relationship Management market, with the majority of Pivotal's over 1400 customers running their business on Intel architecture.

     - Broad Technology Reach - Customers benefit from the wider technology expertise that Intel can bring in areas such as network infrastructure. In return, Pivotal helps Intel realize their goals by selling into companies that traditionally support Sun products and services.

CAP GEMINI ERNST & YOUNG

In May 2001, we signed a strategic alliance agreement with Cap Gemini Ernst & Young, one of the largest management and information technology consulting firms in the world. Cap Gemini Ernst &Young is a Pivotal worldwide partner that has been recognized in the industry as both a Customer Relationship Management thought leader and a leader in providing Customer Relationship Management services. With a strong understanding of industry-specific best practices and extensive breadth and depth of industry experience, Cap Gemini Ernst &Young is Pivotal's global partner of choice.

While Pivotal leverages Cap Gemini Ernst &Young's global resource base and brand recognition to extend our reach to a worldwide audience, Pivotal provides Cap Gemini Ernst &Young with further access to the underserved and growing mid-size enterprise market for Customer Relationship Management. Customers gain the choice of engaging a reliable, experienced worldwide consultant that can leverage Microsoft's Accelerated Development Centers to reduce delivery time and integration risk.

As part of our strategic alliance agreement with Cap Gemini Ernst & Young, we committed to utilize a minimum amount of Cap Gemini Ernst & Young services during fiscal 2001 and 2002. Following our corporate restructuring, we re-focused our business activities so that we are no longer utilizing the Cap Gemini Ernst & Young services in the manner originally contemplated. As a result, we incurred a restructuring charge on our fiscal 2002 financial statements for the remaining contractual obligation.

TECHNOLOGY

Our software architecture provides a foundation for the development of new and innovative products and allows our products to be easily adaptable, to operate with other applications and to address the needs of users on multiple computing devices. This software architecture also allows our products to be used over the Internet. We have invested in the following technologies which serve as a basis for our Customer Relationship Management products and services:

     - Microsoft Technology. Our products are optimized for the Microsoft Windows NT, Microsoft Windows 2000 and Microsoft BackOffice platforms. Our focused development efforts have enabled us to create products that exploit the capabilities of Microsoft's products, including SQL Server, that are bundled and licensed with our products. We also created a direct link between our products' databases and Microsoft Outlook that allows our customers to use the familiar interface of Microsoft Outlook to update their calendar, tasks and contact information. In addition, our products use Microsoft Internet technologies to publish information across the Internet.

     - Intelligent Internet Architecture. Our products are based on such open Internet standards such as eXtensible Markup Language (XML) and Simple Object Access Protocol (SOAP), directly incorporating Internet technologies within our platform architecture, and allowing our customers to communicate securely using Internet protocols both within and beyond the enterprise. Our products are also structured to support multiple network environments and user access methods, such as wireless devices and electronic mail. This allows our customers the flexibility to implement a product for their specific environment in an industry standard fashion, and facilitates integration with other systems and technologies.

     - Internet Commerce Platform. Pivotal Interactive Selling Suite, an electronic sales channel for delivering a personalized, one-to-one buying experience, implements an object-oriented database to store complex product and selling relationships, with a scalable middle tier supporting both declarative and procedural rule definition, rendered via eXtensible Markup Language (XML) as a Web commerce application. We believe that this is a powerful and cost-effective architecture and data representation for selling complex products and managing the rules associated with this process.

     - Metadata Repository. Our software stores data in two separate databases: the metadata database, (which contains data structure, forms, lists, business rules and workflow), and the customer data database. By separating the data from the metadata, the Pivotal application can be rapidly and easily customized using graphical tools
          - there is no need for source code modifications - to meet changing organizational needs with no disruption to the rest of the system or end users. In addition, a business can distribute custom application changes throughout its organization in the normal data synchronization process. We believe these benefits differentiate our product from those of our competitors.

     - Pivotal SyncStream. Our SyncStream technology captures any additions, modifications or deletions to our application and the shared corporate database and transmits only the net changes to the appropriate users. This technology eases the deployment of new applications, minimizes the connection costs associated with the synchronization of data, transmits changes securely and enables mobile users to receive the correct data when synchronizing.

     - Distributed Database Design. Our technology is designed to support various databases that reside on multiple servers, including both Microsoft SQL Server and Oracle 8i. Due to our distributed database design, data from the central database can be replicated to servers in different locations and on various mobile remote databases (eg. laptops), and can be updated by our SyncStream. This allows for scalability and configuration flexibility as customers can upgrade network hardware and software in a modular fashion with minimal loss of performance and downtime.

     - Pivotal Enterprise Manager. Our Enterprise Manager provides centralized configuration management through a graphical user interface. The Enterprise Manager enables system administrators to audit and apply configuration changes to the application, manage and test customization changes off-line and replicate custom data sets for mobile users. From a single interface, customers can distribute an updated system online across the entire enterprise without downtime for users.

RESEARCH AND DEVELOPMENT

Our research and  development  department is divided into six functional  areas:
Advanced Technology; Software Development; Documentation; Quality Assurance; Program Management; and Product Management. As of June 30, 2002, there were 121 employees in our research and development department. Where appropriate, we contract with third-party developers to expand the capacity of our research and development department.

For the years ended June 30, 2002, 2001 and 2000, we spent  approximately  $17.0
million,  $18.8  million  and  $8.9  million,   respectively,  on  research  and
development.

Our software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. Our advanced technology team focuses on tracking and evaluating new technologies with a view to incorporating the best technologies available into our products. Our product management team gathers and documents market requirements and trends in a requirements analysis. After the requirements analysis has been reviewed for feasibility and the proposed project approved by management, a product team is established to implement the project. Our program management team takes responsibility for documenting a detailed product specification. The software development team may build prototypes to assess the risks and business requirements of a project and then concentrates on research and development activities. Through the later stages of development we perform final testing and quality assurance. Our program and product management teams are involved at all stages of development so that market requirements continue to be addressed. The program and product management teams also assist with the introduction of the product by training our direct sales force and internal professional services staff.

We place particular emphasis on quality assurance and testing throughout the development process. We use version control software as well as standard test tools, scripts and agents developed by us in order to automate our testing processes and increase the quality of code we develop.

COMPETITION

The market for our software is intensely competitive and rapidly changing. Competition for any given customer may involve competition as to price, features and other factors specific to the needs of that customer. We face competition from companies in the Customer Relationship Management software market and in the overall enterprise business application market. Some competitors include Siebel Systems Inc., Oracle Corporation, SAP AG, Onyx Corporation and PeopleSoft, Inc.

Other competitors may enter the market by developing or acquiring new products and applications.

Microsoft has entered the Customer Relationship Management market with their Microsoft Customer Relationship Management product, which is designed for small and mid-sized businesses. Microsoft has indicated that it will directly compete in the Customer Relationship Management market for mid-sized enterprises. If Microsoft becomes our competitor, it may harm or end our co-marketing and co-selling initiatives with Microsoft. Such competition with Microsoft could likely have a material adverse affect on our business, market share, financial condition and results of operations.

In addition, as we develop new products, particularly applications focused on electronic commerce or on specific industry segments, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share. Some of our actual and potential competitors are larger, better established companies that have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

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

EMPLOYEES

As of June 30, 2002 we had a total of 521 employees, excluding independent contractors and temporary employees. Of this number, 121 people were engaged in research and development, 165 people were engaged in sales and marketing, 149 people were engaged in professional services and 86 people were engaged in general administration. No employees are known by us to be represented by a collective bargaining agreement and we have never experienced a strike or work stoppage. We consider our employee relations to be good. Our ability to achieve our financial and operational objectives depends in large part upon our ability to attract, retain and motivate highly qualified sales, technical and managerial personnel. There can be no assurance that we will be able to attract and retain such employees in the future.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR SHARE PRICE.

Holders of our common shares are subject to the risks and uncertainties inherent in our business. You should consider the following factors, as well as other information set forth in this report, in connection with any investment in our common shares. If any of the risks described below occurs, our business, results of operations and financial condition could be adversely affected. In such cases, the price of our common shares could decline, and you could lose all or part of your investment.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. You should consider our forward-looking statements in light of the following risk factors and other information in this report. If any of the risks described below occurs, our business, results of operations and financial condition could differ from those projected in our forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.

FACTORS RELATING TO OUR BUSINESS AND THE MARKET FOR CUSTOMER RELATIONSHIP MANAGEMENT AND ELECTRONIC BUSINESS PRODUCTS MAKE OUR TOTAL REVENUE AND FUTURE OPERATING RESULTS UNCERTAIN AND MAY CAUSE THEM TO FLUCTUATE FROM PERIOD TO PERIOD.

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

     o    market acceptance of our products;

     o the length and variability of the sales cycle for our products, which typically ranges between two and eight months from our initial contact with a potential customer to the signing of a license agreement;

     o the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of new product introductions, product enhancements, and customer budgeting and purchasing cycles;

     o our ability to successfully expand our sales force and marketing programs;

     o    increases in the cost of software and professional services;

     o    our ability to successfully expand our international operations;

     o the introduction or enhancement of our products or our competitors' products;

     o    changes in our or our competitors' pricing policies;

     o    activities of and acquisitions by competitors;

     o our ability to develop, introduce and market new products on a timely basis and control our costs; and

     o customer satisfaction and our reputation relating to our products and services.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition, results of operations and the market price of our common shares.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL TRENDS AND VARIATIONS IN THE FISCAL OR QUARTERLY CYCLES OF OUR CUSTOMERS.

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

     o    the potential delays in recognizing revenue from license transactions;
          and

     o    the timing of new product releases.

We have experienced, and expect to continue to experience, seasonality with respect to product license revenues. Except for the year ended June 30, 2001, we have historically recognized more license revenues in the fourth quarter of our fiscal year and recognized less license revenues in the subsequent first quarter. We believe that these fluctuations are caused in part by customer buying patterns and the efforts of our direct sales force to meet or exceed fiscal year-end quotas. In addition, our sales in Europe are generally lower during the summer months than during other periods. We expect that these seasonal trends are likely to continue in the future. If revenues for one quarter are lower than the revenues for the prior quarter, it may be hard to determine whether the reason for the reduction in revenues involves seasonal trends or other factors adversely affecting our business.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT HOW OUR BUSINESS WILL DEVELOP AND FUTURE OPERATING RESULTS.

We commenced operations in January 1991. We initially focused on the development of application software for pen computers. In September 1994, we changed our focus to research and development of customer relationship management and electronic business products.

We have a limited operating history and we face many of the risks and uncertainties encountered by early-stage companies in rapidly evolving markets. These risks and uncertainties include, but are not limited to:

     o no history of profitable operations except for the quarters ended March 30, 1998 and June 30, 1998;

     o    uncertain market acceptance of our products;

     o    our reliance on a limited number of products;

     o the risks that competition, technological change or evolving customer preferences could adversely affect sales of our products;

     o our reliance on third parties to market, install, and support our products;

     o    our dependence on a limited number of key personnel;

     o our dependence on the adoption and success of the Microsoft .NET platform;

     o the risk that our management will not be able to effectively react to and manage the changes to Pivotal resulting from the rapidly evolving market;

     o the risk that our management will not be able to identify or effectively manage acquisitions we have undertaken or may undertake in the future; and

     o a general economic downturn and stock market declines affecting technology companies.

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

We have incurred net losses in each fiscal year since inception, except for the year ended June 30, 1998, in which we had net income of approximately $4,000. As at June 30, 2002, we had an accumulated deficit of approximately $144 million. We have decreased our operating expenses in recent periods and initiated restructuring plans during the twelve months ended June 30, 2002 which we anticipate will result in a quarterly operating cost structure of approximately $20.5 million for the quarter ended September 30, 2002. We will continue to examine the level of operating expenses based on projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we will need to generate significantly greater revenues than we have to date to achieve and maintain profitability. We cannot be certain that our revenues will increase. Our business strategies may not be successful and we may not be profitable in any future period.

WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON OUR RESOURCES IN THE PAST AND HAVE RECENTLY IMPLEMENTED RESTRUCTURING INITIATIVES TO REDUCE OUR WORKFORCE, FACILITIES AND BUSINESS FUNCTIONS. ANY FAILURE TO EFFECTIVELY MANAGE THE RAPID CHANGE IN SIZE OF OUR COMPANY COULD CAUSE OUR BUSINESS TO SUFFER.

In the past, we expanded our operations rapidly. The number of our employees increased from 526 on June 30, 2000 to 714 on June 30, 2001. This expansion placed a significant strain on our managerial, operational and financial resources as we integrated and managed new employees, more locations, acquisitions, more customers, suppliers and other business relationships. In July 2001 and October 2001, we reduced our workforce to approximately 675 and 525 employees, respectively. During the year ended June 30, 2002, we initiated corporate restructuring activities, which included a workforce reduction of employees, representing approximately 26% of our total workforce worldwide, consolidation of excess facilities and restructuring of certain business functions. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, as well as material charges for reduction of excess facilities, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. This workforce reduction has placed an increased burden on our administrative, operational and financial resources and has resulted in increased responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Pivotal, which may lead to difficulty in hiring and increased turnover in our current workforce, and divert management's attention. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to Pivotal and could divert management's time and attention away from business operations. Any failure by us to properly manage this rapid change in workforce, facilities and business functions could impair our ability to efficiently manage our business to maintain and develop important relationships with members of the Pivotal Partner Program and other third parties and to attract and service customers. It could also cause us to incur higher operating costs and delays in the execution of our business plan or in the reporting or tracking of our financial results.

OUR FUTURE REVENUE GROWTH COULD BE IMPAIRED IF WE ARE UNABLE TO EFFECTIVELY STAFF AND MANAGE OUR DIRECT SALES AND SUPPORT INFRASTRUCTURE.

Our future revenue growth will depend in large part on our ability to successfully manage our direct sales force, sales processes and sales support infrastructure and our customer support capability. We may not be able to recruit and train experienced direct sales, consulting and customer support personnel. If we are unable to hire and retain highly skilled direct sales personnel we may not be able to increase our license revenue to the extent necessary to achieve profitability. If we are unable to hire highly trained consulting and customer support personnel we may be unable to meet customer demands.

ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR REVENUE GROWTH AND ABILITY TO FORECAST REVENUE

Our revenue growth and potential for profitability depend on the overall demand for customer relationship management software and services. Because our sales are primarily to corporate customers, we are also affected by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may result in decreased revenues and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, the terrorist attacks on the United States in 2001, and the armed conflict that has followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

Our sales force monitors the status of proposals, such as the date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates regularly in order to generate a sales forecast and then evaluate our forecast against actual results at various times to look for trends in our business. While this analysis provides us with information about our potential customers and the associated revenues for budgeting and planning purposes, these estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time. In particular, as a result of the economic slowdown, we believe that a number of our potential customers may delay or cancel their purchases of our software, consulting services or customer support services or may elect to develop their own customer relationship management product. A variation in the conversion of the sales proposals into contracts could adversely affect our business and operating results. In addition, because a substantial portion of our sales are completed at the end of the quarter, and often in the last weeks or days of a quarter, we may be unable to adjust our cost structure in response to a variation in the conversion of the sales proposals into contracts in a timely manner, which could adversely affect our business and operating results.

WE DEPEND UPON MICROSOFT AND THE CONTINUED ADOPTION AND PERFORMANCE OF THE MICROSOFT .NET PLATFORM.

We have designed our products to operate on the Microsoft .NET platform, including Windows .NET and .NET Enterprise Servers. Microsoft .NET is a new platform initiative of Microsoft announced in June 2000. We have spent considerable resources developing and testing the compatibility of our products for Microsoft .NET. As a result, with the exception of our Oracle product, we market our products exclusively to customers who have developed their computing systems around this platform. However, the performance of our products with Windows .NET and the .NET Enterprise Servers has limited experience in the marketplace

Our  future  financial  performance  will  depend on the  continued  growth  and successful  adoption  of  Microsoft  .NET  including  Windows  .NET and the .NET
Enterprise  Servers.   Microsoft  .NET  faces  competition,   particularly  from
computing  platforms  such as Unix and the Java 2 Platform,  Enterprise  Edition
(J2EE), and databases from companies such as Oracle. Acceptance of Microsoft ..NET may not continue to increase in the future. The market for software applications that run on these platforms has in the past been significantly affected by the timing of new product releases, competitive operating systems and enhancements to competing computing platforms. If the number of businesses that adopt Microsoft Windows .NET fails to grow or grows more slowly than we currently expect, or if Microsoft delays the release of new or enhanced products, our revenues from the Pivotal CRM Suite could be adversely affected.

The performance of our products depends, to some extent, on the technical capabilities of the Microsoft .NET platform. If this platform does not meet the technical demands of our products, the performance or scalability of our products could be limited and, as a result, our revenues from the Pivotal CRM Suite could be adversely affected.

In 2001, we launched a global  business  development  initiative  with Microsoft aimed at leading the emerging customer relationship management and electronic business market. The success of this initiative will depend on the ability of Pivotal and Microsoft to jointly market and sell to Global 2000 companies the Pivotal CRM Suite combined with Microsoft .NET Enterprise Servers. However,
Microsoft's intention to deliver a product called Microsoft(R) Customer Relationship Management that may directly compete with our products would likely adversely affect our global business initiative with Microsoft and might result in a termination of such relationship.

In addition, Microsoft has been faced with significant legal issues. Broad antitrust actions initiated by federal and state regulatory authorities resulted in a verdict against Microsoft in the U.S. District Court for the District of Columbia. The U.S. District Court adopted the government's proposed remedy and held that Microsoft should be divided into two companies. Microsoft appealed this verdict to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals affirmed the U.S. District Court's findings of antitrust violations, but overturned the ruling that Microsoft should be divided into two companies. The U.S. Court of Appeals also removed the judge presiding over this matter in the U.S. District Court and remanded to the U.S. District Court the determination as to what remedies should be pursued against Microsoft. Microsoft appealed this finding of a violation of antitrust laws to the U.S. Supreme Court, but this appeal was denied.

In November 2001, the Justice Department and Microsoft entered into a settlement agreement that would avoid breaking-up Microsoft as a remedy to the case. Only nine of the 18 states involved in the antitrust actions against Microsoft, however, agreed to be a party to such a settlement. Before the settlement can become effective, the U.S. District Court must permit a public comment period and, thereafter, the U.S. District Court must certify that the settlement between the parties serves the public interest. The deadline for comments regarding the settlement ended on January 28, 2002, and the U.S. District Court ordered the Justice Department to summarize the comments for the U.S. District Court and publish them all in the Federal Register within 30 days. The Justice Department released a summary of the comments on February 27, 2002. Upon reviewing the comments, the Justice Department and Microsoft agreed to certain modifications to clarify aspects of the proposed settlement. The proposed settlement contains certain prohibitions on the actions the U.S. Court of Appeals determined were acts of monopoly maintenance, precludes other practices that Microsoft might engage to impede threats and imposes affirmative obligations on Microsoft, which the Justice Department believes create favorable conditions under which competing products can be developed and deployed. The proposed settlement was submitted to the U.S. District Court for approval on February 27, 2002, and a decision has not yet been rendered by the U.S. District Court.

European Union regulators are currently investigating whether Microsoft has violated European antitrust laws. Any outcome to these actions that weakens the competitive position of Microsoft .NET products could adversely affect the market for our products.

THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE AND COULD INCLUDE COMPETITION FROM MICROSOFT.

The market for our software is intensely competitive and rapidly changing. The past year has been one of vendor consolidation. Today, the direct competitors are fewer in number as companies are looking for business technology products that deliver rapid results. We face competition from companies in the Customer Relationship Management software market and in the overall enterprise business application market. Some of our actual and potential competitors are larger, better-established companies and have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results. Some competitors include Siebel Systems Inc., Oracle Corporation, SAP AG, Onyx Corporation and PeopleSoft, Inc.

In addition, on February 26, 2002, Microsoft announced that later in 2002 it intends to deliver a product called Microsoft(R) Customer Relationship Management (CRM) which, according to Microsoft at that time, would be specifically designed for the needs of small and medium-sized business customers. We believed at that time that the target market for the Microsoft Customer Relationship Management product was different from our target market. However, on July 11, 2002 Microsoft further explained its overall Customer Relationship Management business strategy and indicated that its Customer
Relationship Management product could eventually be targeted to the mid-market of the Customer Relationship Management software market; therefore, while we believe that there will not be significant overlap with the present market for our products, our products could be faced with direct competition from Microsoft, which could have a material adverse effect on our revenues and results of operations.

In addition, as we develop new products, particularly applications focused on electronic commerce or specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share.

THE MARKET FOR PIVOTAL EPOWER LIFECYCLE ENGINE - ORACLE EDITION IS UNKNOWN.

On August 14, 2001, we announced the availability of and began selling our Pivotal ePower Lifecycle Engine - Oracle Edition whereby our product can now be implemented using Oracle-based platforms and technologies. We do not know whether it will result in any material revenue for us.

THE SUCCESS OF OUR STRATEGIC ALLIANCE WITH CAP GEMINI ERNST & YOUNG IS UNKNOWN.

We entered into a strategic alliance agreement with Cap Gemini Ernst & Young in May 2001 whereby we jointly market and sell the Pivotal CRM Suite. As part of our strategic alliance agreement with Cap Gemini Ernst & Young, we committed to utilize a minimum amount of Cap Gemini Ernst & Young services during fiscal 2001 and 2002. Following our corporate restructuring, we re-focused our business activities so that we are no longer utilizing the Cap Gemini Ernst & Young services in the manner originally contemplated. As a result, we incurred a restructuring charge on our fiscal 2002 financial statements for the remaining contractual obligation. We do not know if this will prove to be a successful relationship in the future or if it will result in any material revenue for Pivotal.

THE MARKET FOR OUR PRODUCTS IS NEW AND HIGHLY UNCERTAIN AND OUR PLAN TO FOCUS ON INTERNET-BASED APPLICATIONS AND INTEGRATE ELECTRONIC COMMERCE FEATURES ADDS TO THIS UNCERTAINTY.

The market for customer relationship management and electronic business products is still emerging and continued growth demand for and acceptance of the Pivotal CRM Suite remains uncertain. Even if the market for customer relationship management electronic business products grows, businesses may purchase our competitors' products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of the Pivotal CRM Suite and, as a result, these products and services may never achieve full market acceptance.

The development of our Internet-based Pivotal CRM Suite for customer relationship management and electronic business and our plan to integrate additional features presents additional challenges and uncertainties. We are uncertain how businesses will use the Internet as a means of communication and commerce and whether a significant market will develop for Internet-based customer relationship management and electronic business products such as those developed by us. The use of the Internet is evolving rapidly and many companies are developing new products and services that use the Internet. We do not know what forms of products and services may emerge as alternatives to our existing products or to any future Internet-based customer relationship management and electronic business products we may introduce. We have spent, and will continue to spend, considerable resources educating potential customers about our products and Customer Relationship Management and electronic business software products. However, even with these educational efforts, market acceptance of our products may not increase. If the markets for our products do not grow or grow more slowly than we currently anticipate, our revenues may not grow and may even decline.

OUR SALES CYCLE IS UNPREDICTABLE AND THE AVERAGE SIZE OF OUR LICENSING TRANSACTIONS VARIES WIDELY FROM QUARTER TO QUARTER, WHICH COULD HARM OUR OPERATING RESULTS.

We believe that an enterprise's decision to purchase a customer relationship management and electronic business product is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell licenses for our products, we typically must educate our potential customers regarding the use and benefits of customer relationship management and electronic business products in general and our products in particular. This education process can require significant time and resources. Consequently, the period between initial contact and the purchase of licenses for our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures.

This sales cycle is variable and subject to significant uncertainty. We have restructured our sales process to allow some potential customers an evaluation period during which they may evaluate our software products at no charge prior to any decision to purchase. We believe that the new evaluation period may further lengthen our sales cycle. We frequently must invest substantial resources to develop a relationship with a potential customer and educate its personnel about our products and services with no guarantee that our efforts will be rewarded with a sale.

We may encounter reduction in our customers' project sizes, deferral of purchasing and lack of an urgency to purchase and the overall unpredictability of customer decision-making. In addition, we may continue to see reductions in the size of customer orders in the final stages of negotiations as a result of reduction in the customer's project size. The increase in sales cycle and varying transaction sizes could harm our operating results.

OUR SUCCESS WILL DEPEND UPON THE SUCCESS OF OUR PRODUCTS.

We anticipate that a majority of our revenues and growth in the foreseeable future will come from license and service related to sales of our integrated product suites and standalone products, primarily consisting of Pivotal Sales Suite, Pivotal Marketing Suite, Pivotal Service Suite, Pivotal Interactive
Selling Suite, and Pivotal Partner Management Suite, as well as industry specific products. Accordingly, failure of our integrated product suites and products to gain increased market acceptance and compete successfully would adversely affect our business, results of operations and financial condition. Our future financial performance will depend on our ability to succeed in the continued sale of our integrated product suites, products and related services, as well as the development of new versions and enhancements of these products.

THE SUCCESS OF OUR PRODUCTS WILL DEPEND UPON THE CONTINUED USE AND EXPANSION OF THE INTERNET.

Increased sales of our products and any future Internet-based applications and electronic commerce features we integrate with our current products, will depend upon the expansion of the Internet as a leading platform for commerce and communication. If the Internet does not continue to become a widespread communications medium and commercial marketplace, the demand for our products could be significantly reduced and our products and any future Internet-based and electronic commerce features may not be commercially successful. The Internet infrastructure may not be able to support the demands placed on it by continued growth. The Internet could lose its viability due to delays in the development or adoption of new equipment, standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service.

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


WE  DEPEND  ON  THIRD-PARTY   WIRELESS  SERVICE  PROVIDERS  FOR  THE  SUCCESSFUL
IMPLEMENTATION OF OUR PIVOTAL WIRELESS PRODUCT.

Our Pivotal Wireless product provides a wireless platform that allows our other products to be accessed wirelessly. We depend on third-party providers of wireless services for the successful implementation of Pivotal Wireless. Because Pivotal Wireless relies on wireless services developed and maintained by third parties, we depend on these third parties' abilities to deliver and support reliable wireless services. The wireless industry is new and rapidly developing and involves many risks, including:

     o extensive government regulation in licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems which may prevent third-party providers from successfully expanding their wireless services;

     o rapid expansion of the wireless services infrastructure which may result in flaws in the infrastructure;

     o concerns over the radio frequency emissions or other health and safety risks that may discourage use of wireless services; and

     o possible disruptions in service related to the consolidation or removal of participants in the wireless market.

WE RELY ON OUR PIVOTAL PARTNER PROGRAM NETWORK OF INDEPENDENT COMPANIES TO SELL, INSTALL AND SERVICE OUR PRODUCTS AND TO PROVIDE SPECIALIZED SOFTWARE FOR USE WITH THEM AND OUR PIVOTALHOST PROGRAM RELIES ON THIRD-PARTY APPLICATION SERVICE PROVIDERS.

We do not have the internal implementation and customization capability to support our current level of sales of licenses. Accordingly, we have established and rely on our international network of independent companies we call the Pivotal Partner Program. Members of the Pivotal Partner Program market and sell our products, provide implementation, customization and education services, provide technical support and maintenance on a continuing basis and provide us with software applications that we can bundle with our products to address specific industry and customer requirements. Approximately 19% and 20% of our license revenues for the years ended June 30, 2002 and 2001, respectively were from sales made through third-party resellers. The majority of our customers retain members of the Pivotal Partner Program to install and customize our products. If we fail to maintain our existing Pivotal Partner Program relationships, or to establish new relationships, or if existing or new members of the Pivotal Partner Program do not perform to our expectations, our ability to sell, install and service our products may suffer.

There is an industry trend toward consolidation of systems integrators that implement, customize and maintain software products. Some of the systems integrators in the Pivotal Partner Program have engaged in discussions concerning business consolidations. We are uncertain as to the effect that any consolidation may have on our relationships with members of the Pivotal Partner Program.

The  success  of our  PivotalHost  program  will  depend on the  commitment  and
performance  of  third-party   application  service  providers  to  successfully
implement and market services that incorporate our products.

THE LOSS OF KEY PERSONNEL OR OUR FAILURE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends largely upon the continued service of our executive officers and other key management, sales and marketing and technical personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. In particular, we rely on Bo Manning, our President, Chief Executive Officer and director and Divesh Sisodraker, our Chief Financial Officer. We do not maintain key person insurance on the lives of Messrs. Manning or Sisodraker.

Our future success also depends on our ability to attract and retain highly qualified personnel. The competition for qualified personnel in the computer software and Internet markets is intense, and we may be unable to attract or retain highly qualified personnel. Due to competition for qualified employees, it may be necessary for us to increase the level of compensation paid to existing and new employees such that our operating expenses could be materially increased. The price of our common shares has declined significantly in the past year. Many of our key employees hold options to purchase common shares with exercise prices significantly greater than the current market price of the common shares. Accordingly, our current share option program may be of limited value in retaining and motivating employees.

WE FACE RISKS FROM THE EXPANSION OF OUR INTERNATIONAL OPERATIONS.

We have permanent offices in the United States, Canada, Ireland, England, Japan, Australia, New Zealand, Germany and France. We are constantly reviewing our international sales and operations to determine if offices are required in these and other countries. International operations are subject to numerous inherent potential risks, including:

     o    unexpected changes in regulatory requirements;

     o    export restrictions, tariffs and other trade barriers;

     o    changes in local tax rates or rulings by local tax authorities;

     o challenges in staffing and managing foreign operations, including differing technology standards, employment laws and practices in foreign countries;

     o    less favorable intellectual property laws;

     o    longer  accounts   receivable   payment  cycles  and  difficulties  in
          collecting payments;

     o    political and economic instability; and

     o fluctuations in currency exchange rates and the imposition of currency exchange controls.

Any of these factors could have a material adverse effect on our business, financial condition or results of operations. Our international operations have and will continue to require significant management attention and financial resources. We have had to significantly enhance our direct and indirect international sales channels and our support and services capabilities. We may not be able to maintain or increase international market demand for our products. We may not be able to sustain or increase international revenues from licenses or from consulting and customer support.

In some foreign countries we rely on selected solution providers to translate our software into local languages, adapt it to local business practices and complete installations in local markets. We are highly dependent on the ability and integrity of these solution providers, and if any of them fail to properly translate, adapt or install our software, our reputation could be damaged and we could be subjected to liability. If any of these solution providers fail to adequately secure our software against unauthorized copying, our proprietary software could be compromised.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES AND RISKS ASSOCIATED WITH OUR RISK MANAGEMENT POLICIES MAY AFFECT OUR OPERATING RESULTS.

For information regarding our exposure to exchange rate risk, see Part I, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in this Report.

FLUCTUATIONS IN THE MARKET VALUE OF OUR SHORT-TERM INVESTMENTS AND IN INTEREST RATES MAY AFFECT OUR OPERATING RESULTS.

For additional information regarding the sensitivity of and risks associated with the market value of short-term investments and interest rates, see Part I,
Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in this Report.

WE MAY BE UNABLE TO OBTAIN THE FUNDING NECESSARY TO SUPPORT THE EXPANSION OF OUR BUSINESS, AND ANY FUNDING WE DO OBTAIN COULD DILUTE OUR SHAREHOLDERS' OWNERSHIP INTEREST IN PIVOTAL.

Our past revenues have been and our future revenues may continue to be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flow from operations or to obtain funds through additional debt or equity financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business.

We believe our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next eighteen months. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We also may encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time.

Therefore, we may seek additional funds through public or private debt or equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common shares and may dilute your ownership interest in Pivotal.

THE MARKET FOR OUR PRODUCTS AND THE CURRENT ECONOMIC CONDITIONS ARE UNCERTAIN AND MAY CAUSE OUR BUSINESS TO SUFFER.

The market for our products and related services is unpredictable. We continue to experience signs of weakness due to the current fluctuations in the economy and the related reluctance of companies to acquire significant software systems at this time. These market conditions may continue to deteriorate causing further changes to the buying behaviour of our customers which would result in our inability to meet our projected financial results. The severity and duration of any further deterioration may compel us to consider further reductions in our workforce to realign with those new market conditions, on either a regional or global scale, or both. This reduction could adversely impact our ability to develop, deliver and/or service our existing and new products, as well as our ability to attract, maintain and service our customers.

THE INTEGRATION OF FUTURE ACQUISITIONS MAY BE DIFFICULT AND DISRUPTIVE.

We anticipate that we may acquire other companies in the future. Acquisitions and the integration of new companies take significant financial and management resources and are subject to risks commonly encountered in acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating ongoing businesses and the ability of our sales force and consultants to become educated on new products and services. We will also need to integrate the products of acquired companies into our product offering. We may not successfully overcome these risks or any other problems that may be encountered in connection with future acquisitions.

Accordingly, it is uncertain whether we will receive the benefits we anticipate from these acquisitions and we may not realize value from these acquisitions comparable to the resources we invest in them.

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

If demand for our services organization does not increase, gross profits could fall, or we may incur losses from our services activities. The costs of delivering services could increase and any material increase in these costs could reduce or eliminate the profitability of our services activities.

WE RELY ON SOFTWARE LICENSED TO US BY THIRD PARTIES FOR FEATURES WE INCLUDE IN OUR PRODUCTS.

We incorporate into our products software that is licensed to us by third-party software developers. This includes Microsoft SQL Server 2000, Microsoft SQL Server 7.0, Sheridan Calendar Control, InstallShield 3, Crystal Reports, Interactive Intelligence Enterprise Interaction Center and Intel CT Connect. We are seeking to further increase the capabilities of our products by licensing additional applications from third parties. A significant interruption in the availability of any of this licensed software could adversely affect our sales, unless and until we can replace this software with other software that performs similar functions. Because our products incorporate software developed and maintained by third parties, we depend on these third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If third-party software offered now or in the future in conjunction with our products becomes obsolete or incompatible with future versions of our products, we may not be able to continue to offer some of the features we presently include in our products unless we can license alternative software or develop the features ourselves.

WE MAY BE UNABLE TO CONTINUE TO DEVELOP ENHANCEMENTS TO OUR PRODUCTS AND NEW APPLICATIONS AND FEATURES THAT RESPOND TO THE EVOLVING NEEDS OF OUR CUSTOMERS, RAPID TECHNOLOGICAL CHANGES AND ADVANCES INTRODUCED BY OUR COMPETITORS.

The software market in which we compete is characterized by rapid change due to changing customer needs, rapid technological changes and advances introduced by competitors. Existing products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. New technologies could change the way customer relationship management and electronic business products are sold or delivered. As a result, the life cycles of our products are difficult to estimate. We also may need to modify our products when third parties change software we integrate into our products. To be successful we must continue to enhance our current products and develop new applications and features.

We may not be able to successfully develop or license the applications necessary to offer these or other features, or to integrate these applications with our existing products. We have delayed enhancements and new product release dates several times in the past and may not be able to introduce new products, product enhancements, new applications or features successfully or in a timely manner in the future. If we delay release of our new products or product enhancements or new applications or features or if they fail to achieve market acceptance when released, we may not be able to keep up with the latest developments in the market and our revenues may fall. We may not be able to respond effectively to customer needs, technological changes or advances introduced by our competitors, and our products could become obsolete.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS.

Our success depends in part on our ability to protect our proprietary software and our other proprietary rights from copying, infringement or use by unauthorized parties. To protect our proprietary rights we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers. Despite our efforts to protect our proprietary rights, unauthorized  parties  may  copy  aspects  of our  product  and  obtain  and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, these types of breaches or unauthorized activities.

CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE THEIR COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND INCREASE OUR COSTS.

If any of our products violates third-party proprietary rights, including copyrights and patents, we may be required to re-engineer our products or obtain licenses from third parties to continue offering our products without substantial re-engineering. Although some of our current and potential competitors have sought patent protection for similar customer relationship management and electronic business products, we have not sought patent protection for our products. If a patent has been issued or is issued in the future to a third-party that prevents us from using technology included in our products, we would need to obtain a license or re-engineer our product to function without infringing the patent. Any efforts to re-engineer our products or obtain licenses from third parties may not be successful and, in any case, could substantially increase our costs, force us to interrupt sales or delay product releases.

OUR PRODUCTS, AND PRODUCTS WE RELY ON, MAY SUFFER FROM DEFECTS OR ERRORS.

Software products as complex as ours may contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of some versions of our products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Our new products and product enhancements or new applications or features may not be free from errors after commercial shipments have begun. Any errors that are discovered after commercial release could result in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, increased service and warranty costs and liability claims.

Our  end-user  licenses  contain  provisions  that limit our exposure to product liability claims, but these provisions may not be enforceable in all jurisdictions. In some cases, we have been required to waive these contractual limitations. Further, we may be exposed to product liability claims in international jurisdictions where our solution provider has supplied our products and negotiated the license without our involvement. A successful product liability claim could result in material liability and damage to our reputation.

In addition, products we rely on, such as Microsoft platform products, may contain defects or errors. Our products rely on these products to operate properly. Therefore, any defects in these products could adversely affect the operation of and market for our products, reduce our revenues, increase our costs and damage our reputation.

IF OUR CUSTOMERS' SYSTEM SECURITY IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Users of our products transmit their and their customers' confidential information over the Internet. In our license agreements with our customers, we disclaim responsibility for the security of confidential data and have contractual indemnities for any damages claimed against us. However, if unauthorized third parties are successful in obtaining confidential information from users of our products, our reputation and business may be damaged and, if our contractual disclaimers and indemnities are not enforceable, we may be subjected to liability.

CHANGES IN ACCOUNTING STANDARDS AND IN THE WAY WE CHARGE FOR LICENSES COULD AFFECT OUR FUTURE OPERATING RESULTS.

We recognize revenues from the sale of software licenses on delivery of our products if:

     o    persuasive evidence of an arrangement exists,

     o    the fee is fixed and determinable,

     o we can objectively allocate the total fee among all elements of the arrangement, and

     o    collection of the license fee is probable.

Under some license arrangements, with either a fixed or indefinite term, our customers agree to pay for the license with periodic payments extending beyond our standard payment terms. We recognize revenues from these arrangements as the periodic payments become due, provided all other conditions for revenue recognition are met. We have not entered into many of these arrangements;

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

Administrative agencies responsible for setting accounting standards, including the United States Securities and Exchange Commission and the Financial Accounting Standards Board, are also reviewing the accounting standards related to stock-based compensation. Any changes to these accounting standards or any other accounting standards or the way these standards are interpreted or applied could require us to change the way we recognize revenue, account for share compensation, or other aspects of our business which could adversely affect our reported financial results.

OUR SHARE PRICE MAY CONTINUE TO BE VOLATILE.

Our share price has fluctuated substantially since our initial public offering in August 1999. The trading price of our common shares is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in revenues and earnings estimates by securities analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and these fluctuations have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common shares. During the calendar year 2002, several high-profile scandals and controversies regarding allegedly improper methods of accounting by certain public companies and their auditors have arisen. These scandals and controversies could have the effect of depressing the capital markets generally and the price of our common shares could be adversely affected as a part of an overall trend to divestiture of holdings in shares in favor of other types of non-share investments that may be seen as more secure.

CERTAIN SHAREHOLDERS MAY BE ABLE TO EXERCISE CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of our outstanding common shares as of June 30, 2002. While these shareholders do not hold a majority of our outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common shares.

ITEM 2.  PROPERTIES

Our principal administrative, professional services and education facilities are located in North Vancouver, British Columbia, Canada, and our research and development campus is located in Vancouver, British Columbia, Canada and together consist of approximately 80,000 square feet of office space in three separate buildings. The leases for the buildings in North Vancouver expire in October 2002. We intend to consolidate these offices to one newly constructed facility in Vancouver, British Columbia with a scheduled completion in the fall of 2002. Pursuant to an offer to lease this facility, our obligation to occupy the premises and commence paying rent does not arise until construction of the building is complete. Once construction is finished, the building will consist of approximately 130,000 square feet of office space under a lease that expires in August 2017. Our principal marketing facility is located in Kirkland, Washington and consists of approximately 13,600 square feet of office space held under a lease that expires in December 2003. We also have a significant research and development facility in Atlanta, Georgia that consists of approximately 26,708 square feet of office space under a lease that expires on April 2006. We also have a significant professional services facility in Dallas, Texas that consists of 7,877 square feet of space under a lease that expires in October 2002. We also have a research and development and professional services facility in Toronto, Ontario that consists of 13,993 square feet of space under a lease that expires in July 2005.

Our main administrative office for Europe, the Middle East and Africa is located in Dublin, Ireland held under a lease expiring in May 2007. Our principal sales and marketing office for Europe, the Middle East and Africa is located in Luton, England held under a lease that expires in November 2005.

As of June 30, 2002, we also leased offices in: Tokyo, Japan; Sydney, Australia; Auckland, New Zealand; Mainz, Germany; High Point, North Carolina; Des Plaines, Illinois; San Bruno and Irvine, California; Dallas, Texas; Denver, Colorado; Rue Lauriston, France; Paris, France; Newton, Massachusetts; Morristown, New Jersey; New York, New York; Calverton, Maryland; St. Paul, Minnesota and Toronto, Ontario.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against us. However, as of June 2002, we have initiated proceedings against Interpath Communications in the United States District Court for the Western District of Washington, in the context of a contractual dispute, for general and unspecified damages, and in response to which Interpath Communications has filed a counterclaim against us. We believe any counterclaim of Interpath Communications to be without merit and we will vigorously defend any counterclaim made against us, as well as continue to pursue the litigation we have initiated against them. Within the last fiscal year, we also settled a dispute with FourthChannel Inc. in commercial arbitration in the amount of $1.42 million. From time to time, we are a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common shares began trading on the Nasdaq National Market on August 5, 1999 under the symbol PVTL. The table below lists the high and low closing prices per share of our common shares for each quarterly period during the past two fiscal years, as reported on the Nasdaq National Market.

                                                    Price Range               Price Range
                                                  of Common Shares          of Common Shares
                                                   for Year Ended            for Year Ended
                                                   June 30, 2002             June 30, 2001
                                                   -------------             -------------
                                                   High       Low            High         Low
                                                   ----       ---            ----         ---
First Quarter...................................$ 18.20     $ 4.17         $ 59.38     $ 23.44
Second Quarter..................................$  6.15     $ 2.70         $ 70.23     $ 31.00
Third Quarter...................................$  6.54     $ 4.83         $ 35.56     $ 10.31
Fourth Quarter..................................$  5.68     $ 3.13         $ 25.10     $  9.44


Our common shares began trading on the Toronto Stock Exchange on August 17, 2000 under the symbol PVT. The table below lists the high and low closing prices per share of our common shares for each quarterly period during the past two fiscal years, as reported on the Toronto Stock Exchange.

                                                    Price Range               Price Range
                                                  of Common Shares          of Common Shares
                                                   for Year Ended            for Year Ended
                                                   June 30, 2002             June 30, 2001
                                                   -------------             -------------
                                                   High           Low           High           Low
                                                   ----           ---           ----           ---
First Quarter...................................Cdn$ 22.40    Cdn$ 6.62     Cdn$  88.25    Cdn$  54.75
Second Quarter..................................Cdn$  9.75    Cdn$ 4.32     Cdn$ 105.00    Cdn$  48.00
Third Quarter...................................Cdn$ 10.39    Cdn$ 7.46     Cdn$  54.00    Cdn$  16.20
Fourth Quarter..................................Cdn$  8.95    Cdn$ 4.75     Cdn$  38.46    Cdn$  14.70


SHAREHOLDERS

As of August 1, 2002, there were approximately 396 registered holders of our common shares. This does not include the number of persons whose shares are in nominee or "street name" accounts through brokers.

DIVIDENDS

We have never declared or paid any cash dividends on our share capital. We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

USE OF PROCEEDS

On August 4, 1999, our registration statement on Form F-1, Registration No. 333-82871, became effective. The offering date was August 5, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Merrill Lynch & Co., Bear, Stearns & Co. Inc. and Dain Rauscher Wessels. The offering consisted of 3,975,000 of our common shares, which included 475,000 common shares offered pursuant to the subsequent exercise of the underwriter's over allotment option on August 19, 1999. The aggregate price of the shares offered and sold was $47.7 million. Proceeds to us, after $3.3 million in underwriting discounts and commissions and $1.3 million in other expenses, were $43.1 million. During the year ended June 30, 2000, we used $14.5 million of the net proceeds in connection with acquisitions of Exactium, Simba and Transitif. During the year ended June 30, 2001, we used $5.7 million of the net proceeds in connection with acquisitions of Ionysys, Project One, Software Spectrum and Inform. The remaining $22.9 million of the net proceeds was used for working capital.

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

Capital Gains

A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of our share unless the share represents "taxable Canadian property" to the holder thereof. Our Common shares will be considered taxable Canadian property to a non-resident holder only if:

(a)  the non-resident holder;

(b)  persons with whom the non-resident holder did not deal at arm's length; or

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

ALL PROSPECTIVE INVESTORS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF PURCHASING OUR COMMON SHARES.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statement of operations data for each of the three years ended June 30, 2002, 2001 and 2000 and the consolidated balance sheet data as of June 30, 2002 and 2001 are derived from audited financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended June 30, 1999 and 1998 and the consolidated balance sheet data as of June 30, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this report.

                                                                              YEARS ENDED JUNE 30,
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               --------------------------------------------------------------------------------
                                                    2002              2001              2000            1999           1998
                                               -------------     -------------     -------------   -------------  -------------
CONSOLIDATED STATEMENT OF
   OPERATIONS DATA:
Revenues:
     License                                       $29,282          $ 58,510          $ 37,384        $ 18,819       $ 11,311
     Services and maintenance                       40,334            37,644            16,169           6,852          3,147
                                                    ------          --------          --------        --------       --------
         Total revenues                             69,616            96,154            53,553          25,671         14,458
                                                    ------          --------          --------        --------       --------
Cost of Revenues:
     License                                        1,956              3,800             2,141             536            401
     Services and maintenance                       22,331            21,030             8,761           3,422          1,530
                                                    ------          --------          --------        --------       --------
         Total cost of revenues                     24,287            24,830            10,902           3,958          1,931
                                                    ------          --------          --------        --------       --------

Gross profit                                        45,329            71,324            42,651          21,713         12,527
Operating Expenses:
     Sales and marketing                            41,417            51,230            31,165          16,830          9,226
     Research and development                       16,963            18,750             8,906           4,958          1,910
     General and administrative (1)                 12,820            13,567             4,190           2,466          1,513
     Restructuring and other charges (2)            53,576                --                --              --             --
     Amortization of goodwill                       16,157            23,062             1,409              --             --
     In-process research and development and
         other charges                                  --                --             6,979              --             --
                                                   -------          --------          --------        --------       --------
         Total operating expenses                  140,933           106,609            52,649          24,254         12,649
                                                   -------          --------          --------        --------       --------

                                                                                YEARS ENDED JUNE 30,
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  -------------------------------------------------------------------------------
                                                      2002            2001            2000             1999             1998
                                                  -----------     -----------     -----------    ---------------  ---------------
Loss from operations                               (95,604)        (35,285)         (9,998)            (2,541)            (122)
                                                  ---------       ---------       ---------      -------------    -------------
Other income (expenses)
Interest and other income                            1,289           3,333           2,193                (24)             136
Impairment of investments                           (1,244)             --              --                 --               --
                                                  ---------       --------        --------       ------------     ------------
                                                        45           3,333           2,193                (24)             136
                                                  --------        --------        --------       -------------    ------------

Income (loss) before income taxes                  (95,559)        (31,952)         (7,805)            (2,565)              14

Income taxes                                           386             503             557                243               10
                                                  --------        --------        --------           --------         --------

Net income (loss) for the period                  $(95,945)       $(32,455)       $ (8,362)          $ (2,808)        $      4
                                                  =========       ========        ========           ========         ========

Basic and diluted earnings (loss) per share       $  (3.99)      $   (1.40)      $   (0.45)         $  (0.72)        $      --
Pro forma basic and diluted loss per share (1)    $     --          $   --       $   (0.39)         $  (0.18)        $      --

Shares used to calculate earnings (loss) per
share
     Basic                                          24,039          23,173          18,643             3,888             3,720
     Diluted                                        24,039          23,173          18,643             3,888            14,927
     Pro forma basic and diluted loss per share         --              --          21,339            15,940                --
     (3)


                                                                                   AS OF JUNE 30,
                                                                                   (IN THOUSANDS)
                                                  ----------------------------------------------------------------------------
                                                     2002            2001            2000            1999             1998
                                                  ---------       ---------       ---------      ------------     ------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                         $  20,322       $  13,247       $   4,734         $ 9,338          $ 1,202
Working capital                                      23,572          58,366          28,297           7,257            3,317
Total assets                                         68,645         168,443         121,945          21,722           10,752
Long-term obligations                                 3,505             592              --              --               --
Redeemable convertible preferred shares                  --              --              --          17,500            9,500
Total shareholders' equity (deficit)                 33,783         128,201          96,097          (7,192)          (4,455)

NOTES:

(1) General and administrative expense for the year ended June 30, 2001 includes $1.8 million for asset impairments and deferred stock compensation charges.

(2) Restructuring costs and other charges for the year ended June 30, 2002 includes $3.8 million for workforce reduction, $5.3 million for contract settlement and other costs, $11.5 million for excess facilities and asset impairments and $33.0 million for the impairment of goodwill and other purchased intangible assets.

(3) See note 1 of notes to consolidated financial statements for an explanation of the method used to calculate basic and diluted per share amounts. The 2000 and 1999 amounts are calculated on a pro forma basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW


Pivotal Corporation offers Customer Relationship Management (CRM) software that enables mid-sized enterprises worldwide to acquire, serve and manage their customers. Pivotal's target customers are companies and business units in the revenue range of $100 million to $3 billion. Customer Relationship Management products and services automate and manage marketing, selling and servicing processes. We refer to our software as the Pivotal CRM Suite. The Pivotal CRM Suite is designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenue.

Our products are used in 44 countries and are available in English, French, German, Spanish, Portuguese, Japanese, Chinese and Hebrew. More than 1,500 companies globally use Pivotal. We market and sell our products through a direct sales force as well as through third-party solution providers.

Our common shares are listed on the Nasdaq National Market under the symbol "PVTL" and on the Toronto Stock Exchange under the symbol "PVT". Our head office is located at 300 - 224 West Esplanade, North Vancouver, British Columbia, Canada V7M 3M6, and our telephone number is (604) 988-9982. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that there are several accounting policies that are important to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These critical accounting policies and estimates relate to revenue recognition and the provision for doubtful accounts receivable. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our accounting policies.

Sources of Revenue and Revenue Recognition Policy

We derive our revenues from the sale of licenses and services and maintenance. License and maintenance revenues are normally generated from licensing our products with end-users, value added resellers and application service providers and, to a lesser extent, through distribution of third party products. Service revenues are generated from consulting services and education services sold to end-users.

We recognize license revenues on delivery of our solutions to the customer when all of the following conditions have been satisfied:

     o    there  is  persuasive  evidence  of  an  arrangement  (we  consider  a
          non-cancelable   agreement  signed  by  us  and  the  customer  to  be
          persuasive evidence of an arrangement);

     o the fee is fixed or determinable (we consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and if we have not granted extended payment terms to the customer); and

     o the collection of the license fee is probable (we consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay amounts as they become due under the arrangement).

Revenues for multiple-element arrangements, which could consist of software licenses, upgrades, enhancements, maintenance and consulting services, are allocated among the component elements based upon the relative fair value of each element. The fair value of each element is determined by the price charged by us when that element is sold separately, or, in the case of an element not yet sold separately, by the price established by authorized management, if it is probable that the price, once established, will not change before market introduction.

We enter into reseller and sub-licensing arrangements that provide a fee payable to us based on a percentage of list prices. We recognize revenue only on the net fee payable to us from the reseller upon sell-through to the end customer by the reseller.

We typically sell first year maintenance with the related software license. Revenue related to maintenance is recognized evenly over the term of the maintenance contract, typically one year. Revenues relating to technical support and maintenance have increased due to our increasing customer base and the renewal of technical support and maintenance contracts upon expiration of first year maintenance arrangements.

We recognize revenue from consulting, implementation services and education as these services are performed. We derive revenue from these services primarily on a time-and-materials basis under a separate service arrangement with the customer. In circumstances where we enter into fixed-price service contracts, revenue is recognized on a percentage-of-completion basis, which is measured based upon actual person-hours performed. Much of the implementation services provided to our customers in connection with installations of our solutions are provided by third-party consulting and implementation service providers. These third-party service providers ordinarily contract directly with the customer.

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

Provision for Doubtful Accounts Receivable

We initially record our provision for doubtful accounts based on historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider the age of the accounts receivable, our historical write-offs, the credit worthiness of the customers, the economic conditions of the customer's industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by us will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provisions for doubtful accounts may be required. During the fourth quarter of fiscal 2001 and throughout fiscal 2002, we experienced delays in payments from certain customers resulting from a deterioration of financial conditions affecting these customers due to the weak North American economy and capital markets. As a result, we recorded significant changes in our bad debts reserve. During the twelve month periods ended June 30, 2002, 2001 and 2000, we recorded provisions for doubtful debts of $5.5 million, $3.3 million and $0.6 million, respectively.

Restructuring and Other Charges

Pivotal has recorded restructuring charges associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments. These charges are based on management's best estimate at the time of the restructuring, and are updated on a quarterly basis based on actual experience. During the year ended June 30, 2002, these charges totaled $53.6 million of which $20.6 million related to restructuring activities, and $33.0 million related to the impairment of goodwill and other purchased intangible assets. Total cash charges were $11.8 million, of which $6.4 million had been paid prior to June 30, 2002 with the remaining $5.4 million represented in accrued liabilities as at June 30, 2002. The current portion of this amount is $2.3 million, with the balance of $3.1 million representing the non-current portion.


Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In the years ended June 30, 2002 and June 30, 2001, Pivotal recorded impairment losses of $38.8 million and $0.9 million related to long-lived assets having carrying values in excess of the cash flows expected to result from their disposal. The charge for fiscal 2002 included $5.8 million related to impairments of capital assets and $33.0 million related to the impairment of goodwill and other purchased intangible assets. No such impairment loss had been identified by Pivotal for the year ended June 30, 2000.

Investments in Public and Non-Public Companies

At June 30, 2002 and June 30, 2001, we held investments in publicly traded companies in which we held less than 20% of the voting rights and over which we did not exercise significant influence. The investments are included in goodwill, intangibles and other assets and are recorded at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in accumulated other comprehensive loss. If we determine that an investment has an other than temporary decline in fair value, an impairment charge is included in other income and expenses and previously recorded mark-to-market adjustments that were recorded in other comprehensive income are reversed. During the year ended June 30, 2002, we recorded a writedown of $848 related to other than temporary declines in the value of its investments in public companies.

We also held certain investments in non-publicly traded companies in which we held less than 20% of the voting rights and in which we do not exercise significant influence. These investments are included in goodwill and other assets and are accounted for on a cost basis. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee's financial condition, results of operations, operating trends and other financial ratios.
We further consider the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. During the year ended June 30, 2002, we recorded a charge of $375 related to impairment in the value of investments in non-public companies.

RECENT ACQUISITIONS

During the year ended June 30, 2000, we completed the acquisitions of Transitif, S.A., Exactium Ltd. and Simba Technologies Inc. During the year ended June 30, 2001, we completed acquisitions of Ionysys Technology Corporation, Project One Business Technologies Inc., Software Spectrum CRM, Inc. and Inform, Inc. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of each acquisition are included in our consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. During the year ended June 30, 2002, we did not complete any acquisitions.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data for each of the years in the three years ended June 30, 2002 expressed as a percentage of total revenues:

                                                                      Year ended June 30,
                                                     -----------------------------------------------
                                                         2002              2001               2000
----------------------------------------------------------------------------------------------------
Revenues:
     License                                              42%               61%                70%
     Services and maintenance                             58%               39%                30%
         Total revenues                                  100%              100%               100%

Cost of Revenues:
     License                                               3%                4%                 4%
     Services and maintenance                             32%               22%                16%
----------------------------------------------------------------------------------------------------
         Total cost of revenues                           35%               26%                20%
----------------------------------------------------------------------------------------------------
Gross profit                                              65%               74%                80%
----------------------------------------------------------------------------------------------------
Operating expenses:
     Sales and marketing                                  59%               54%                59%
     Research and development                             24%               20%                17%
     General and administrative                           18%               14%                 8%
     Restructuring and other charges                      77%                -                   -
     Amortization of goodwill                             23%               24%                 3%
     In-process research and development and               -
         other charges                                                       -                 13%
----------------------------------------------------------------------------------------------------
         Total operating expenses                        201%              112%               100%
----------------------------------------------------------------------------------------------------
Loss from operations                                    (136%)             (38%)              (20%)

Other income (expenses):
     Interest and other income                             2%                4%                 4%
     Impairment of investments                            (2%)                -                  -
----------------------------------------------------------------------------------------------------
                                                           0%                4%                 4%

Loss before income taxes                                (136%)             (34%)              (16%)

Income taxes                                               1%                1%                 1%
----------------------------------------------------------------------------------------------------
Net loss                                                (137%)             (35%)              (17%)
====================================================================================================


YEARS ENDED JUNE 30, 2002 AND 2001

REVENUES

Total revenues decreased 28% to $69.6 million for the year ended June 30, 2002 from $96.2 million for the year ended June 30, 2001.

License

Revenues from licenses decreased 50% to $29.3 million for the year ended June 30, 2002 from $58.5 million for the year ended June 30, 2001.

Our revenues from licenses decreased as a result of the recent economic slowdown in the latter half of 2001 through 2002. This change in economic conditions has had a direct impact on the buying patterns of our potential customers, as evidenced through reduced corporate capital budgets and longer sales cycles. Our license revenue growth depends on the overall demand for customer relationship management solutions. The overall demand for our software depends in large part on the general economic and business conditions.

Revenues from licenses represented 42% and 61% of total revenues for the years ended June 30, 2002 and 2001, respectively. License revenues decreased as a percentage of total revenues primarily due to the fact that license revenues are more immediately impacted by changes in economic conditions, whereas service revenues are derived from longer term projects and also include maintenance revenues that tend to be recurring in nature. North American license revenues accounted for 53% and 67% of total license revenues in the years ended June 30, 2002 and 2001, respectively. International license revenues increased as a percentage of total revenues as demand for our products increased as we expanded our European and other international operations combined with a weakening U.S. economy. No single customer accounted for 10% or more of our revenues for the years ended June 30, 2002 and 2001.

License revenues are difficult to forecast and will be significantly influenced by the overall global economy and corporate spending trends.

Services and Maintenance

Revenues from services and maintenance increased 7% to $40.3 million for the year ended June 30, 2002 from $37.6 million for the year ended June 30, 2001. This resulted from an increase of $2.7 million in revenues recognized from technical support and maintenance contracts, which entitle customers to new versions of our products and technical support and maintenance services and a decrease of $0.03 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 58% and 39% of total revenues for the years ended June 30, 2002 and 2001, respectively. We believe that revenues from services and maintenance will decrease over time as a percentage of total revenues, since we believe that license revenues will grow faster than services revenues in the near to medium term. We intend to expand consulting services targeted at helping customers understand more about matters such as effective one-to-one marketing and using the Internet to increase revenues and improve customer service. We plan to continue relying on third parties to provide a majority of implementation services to our customers, rather than providing those services directly.

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

Total cost of revenues decreased 2% to $24.3 million for the year ended June 30, 2002 from $24.8 million for the year ended June 30, 2001.

License

Cost of revenues from licenses consists of costs relating to the packaging and distribution of solutions, related documentation and other production costs and royalty fees paid for incorporation of third-party solutions into our solutions.

Cost of revenues from licenses decreased 49% to $2.0 million for the year ended June 30, 2002 from $3.8 million for the year ended June 30, 2001. The decrease is due primarily to a 50% decrease in license sales. Cost of revenues from licenses as a percentage of revenues from licenses was 7% for the year ended June 30, 2002 and 6% for the year ended June 30, 2001. We expect that the cost of licenses as a percentage of revenue from licenses will remain at approximately the same levels as in prior periods.

Services and Maintenance

Cost of revenues from services and maintenance consists of personnel and other expenses relating to the cost of providing maintenance and customer support, education and consulting services. Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education and consulting services. Support and maintenance services involve the delivery of software upgrades, which our customers download and install themselves and customer support. Education and consulting services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

Cost of revenues from services and maintenance increased 6% to $22.3 million for the year ended June 30, 2002 from $21.0 million for the year ended June 30, 2001. The increase in dollar amount resulted from a higher average number of consulting, customer support and education personnel during the year. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 55% and 56% for the years ended June 30, 2002 and 2001, respectively.

We expect that cost of revenues from services and maintenance will range from 45% to 55% of revenues from services and maintenance.

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

In response to the weakening global economy, and the resulting impact on license revenues, we implemented a restructuring program in the fall of fiscal 2002 in order to bring costs in line with revised revenue forecasts. This restructuring initiative resulted in significantly reduced operating costs in the second half of the year, as compared to the first half. While we expect to continue to closely monitor expenditures and to continue cost control initiatives, we expect that operating expenses in the second half of fiscal 2002 are indicative of those to be expected in the first part of fiscal 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices, and marketing expenditures related to direct mail, online marketing, trade shows, advertising and promotion.

Sales and marketing expenses decreased 19% to $41.4 million for the year ended June 30, 2002 from $51.2 million for the year ended June 30, 2001. The decrease in dollar amounts is the result of a reduction in sales and marketing employees from 250 to 165 and a 27% decrease in marketing program expenditures following the implementation of our restructuring plans. Commissions decreased 32% due to lower sales. Sales and marketing expenses increased as a percentage of total revenues to 59% in the year ended June 30, 2002 from 54% in the year ended June 30, 2001. This increase of sales and marketing expenses as a percentage of total revenues resulted from lower revenues for the year ended June 30, 2002.

We expect that sales and marketing expenditures, as a percentage of total revenues, will decrease in fiscal 2003, as compared to fiscal 2002.

Research and Development

Research and development expenses include costs associated with new products, enhancements of existing products and quality assurance activities and consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts. Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Since license revenues from our solutions are not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenues for the developed solutions are recognized. There are no software development costs capitalized on our balance sheet.

Research and development expenses decreased 10% to $17.0 million for the year ended June 30, 2002 from $18.8 million for the year ended June 30, 2001. The decrease is the result of a reduction in employees and contract labor following the implementation of our restructuring plans. Research and development expenses were 24% and 20% of total revenues for the years ended June 30, 2002 and 2001, respectively. We believe that R&D activities are imperative to our strategic plans. We may increase the level of R&D expenditures, in absolute dollars, in order to expand our product line and ensure that our products remain competitive in the marketplace.

General and Administrative

General and administrative expenses consist primarily of salaries and occupancy costs for executive, finance, and administrative personnel. General and administrative expenses also include legal and other professional fees and bad debt expense.

General and administrative expenses decreased 6.0% to $12.8 million for the year ended June 30, 2002 from $13.6 million for the year ended June 30, 2001. General and administrative expenses were 18% and 14% of total revenues, respectively, for the same periods. The decrease is a result of a reduction in general administration employees from 94 to 86 offset by an increase in bad debts expense. The total bad debt expense was $5.5 million and $3.3 million for the years ended June 30, 2002 and 2001. The increase in bad debt expense was due to the fact that we experienced a delay in payments from certain customers resulting from a weakening in the global economy in the final quarter of fiscal 2001 and throughout fiscal 2002. We have recently tightened our credit policies and procedures, however unanticipated charges may be incurred in future periods if economic conditions or the credit quality of individual customers further deteriorate.

Over the next year we expect general and administrative expenses to decrease as a percentage of revenues as compared to fiscal 2002.

Restructuring Costs and Other Charges

In light of the significant downturn in the North American and global economies and the related impact on corporate capital spending, we implemented restructuring plans in the second quarter of fiscal 2002 in order to streamline our operations and align our cost structure with revised revenue expectations. We adjusted our restructuring plan during the year to reflect the continued deterioration in the industry and economic environment.

In connection with our restructuring plans, we recorded charges of $53.6 million related to both restructuring activities and write-downs of intangible assets. These charges included costs of $20.6 million associated with workforce reductions, consolidation of excess facilities, contract settlements and tangible asset impairments. These charges also included $33.0 million related to the impairment of previously recorded goodwill and other purchased intangible assets.

Employee severance and related benefit costs for approximately 200 terminated employees totaled approximately $3.8 million. The workforce reduction was primarily in the United States, Canada and the United Kingdom and extended across all geographical segments and business units. As at June 30, 2002, we had made cash payments to terminated employees of $3.5 million. The remaining obligations will be paid in the first half of fiscal 2003.

We incurred non-cash charges of $5.8 million related to asset impairments for certain capital assets that were either abandoned during the year or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts of the related assets. The impairment of these assets was directly related the restructuring initiatives implemented during the year.

Charges of $5.7 million were incurred for remaining lease commitments, net of expected sublease income, and other costs related to facilities made redundant as a result of the workforce reduction and the discontinuance of previous expansion plans. Redundant facilities included certain corporate facilities, sales offices and research and development centers in North America and Europe. As at June 30, 2002, we had paid $1.3 million associated with these charges, and the remaining obligations, which are comprised of future lease commitments, will be paid over the respective lease terms through to June 2007. The charges may be increased in future periods if further consolidations are required or if sublease income is less than expected.

We recorded charges of $5.3 million for contract settlement costs including penalties expected to be incurred due to our withdrawal from certain purchase and partner contracts and for various unrecoverable prepaid expenses related to future services forfeited as a direct result of the restructuring. The cash portion of these charges totaled $2.4 million, of which $1.7 million was paid prior to June 30, 2002. The remaining cash portion will be paid in fiscal 2003. If additional contracts are cancelled in future periods, or if additional unforeseen costs are incurred in respect of current contracts, this charge may increase.

As part of our review of financial results during the year ended June 30, 2002, we performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with our past acquisitions. The impairment assessment was performed due to changes in overall economic conditions that have negatively impacted our revenues and forecasted revenue growth rates. As a result, we recorded an impairment charge of $33.0 million to reduce goodwill associated with acquisitions and other purchased intangibles to its estimated fair value. This impairment charge was primarily associated with the acquisitions of Exactium Ltd. and Digital Conversations Inc. (formerly Simba Technologies Inc.), Software Spectrum CRM, Inc. and Project One Business Technologies Inc.

To determine the impairment loss for goodwill, we determined the fair value of our recorded intangible asests using a business enterprise methodology that included a terminal value assigned to the related entities. This value was then compared to the carrying value, and if less, the difference represented the impairment to be recorded. The assumptions supporting the estimated future cash flows, including the estimated terminal values, reflect management's best estimates. It is possible that the estimates and assumptions used under this assessment may change in the short term, resulting in the need to further write down the goodwill and other long-lived assets. In addition, it is possible that we may have additional reductions in goodwill in future periods.

Our potential for future profitability depends on our ability to align costs and expenses to expected revenues. If general economic and business conditions continue to soften, or if the demand for our products or customer relationship management products and services in general is less than we forecast, or if we are unable to maintain costs and expenses within our targeted range, we may incur additional restructuring charges in subsequent periods.

Amortization of Goodwill

Amortization of goodwill was $16.2 million in the year ended June 30, 2002 and $23.1 million in the year ended June 30, 2001. The decrease resulted from a $33.0 million charge recorded in the quarter ended December 31, 2001 for the impairment of goodwill and other purchased intangible assets. Amortization of goodwill for the year ended June 30, 2002 is comprised of amortization for additions to goodwill for acquisitions which totaled $15.1 million and $58.1 million for fiscal 2001 and 2000, respectively.

Included in goodwill is $2.1 million in additional consideration, of which $200,000 was paid during the year ended June 30, 2002, in connection with earn out amounts due to former principals of Project One.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We adopted SFAS No. 141 as of July 1, 2001, although it has not had a material effect on our financial position, results of operations and cash flows. We are required to adopt SFAS No. 142 on a prospective basis as of July 1, 2002. We will complete an initial goodwill impairment assessment in 2003 to determine if a transition impairment charge should be recognized under SFAS No. 142.

INTEREST AND OTHER INCOME

Interest and other income consists of earnings on cash and cash equivalents and short-term investments net of interest expense, foreign exchange gains and losses and gains and losses on investments. Interest and other income was $1.3 million and $3.3 million for the years ended June 30, 2002 and 2001, respectively. The decrease of $2.0 million during the year ended June 30, 2002 was due primarily to our lower average cash and cash equivalents and short-term investments balances held during the year, combined with lower interest rates earned on invested cash balances. Interest and other income for the year ended June 30, 2002 included foreign exchange gains of $154,000 compared to gains of $65,000 for the year ended June 30, 2001. The other components of interest and other income were not material for the periods presented.

IMPAIRMENT OF INVESTMENTS

During the fiscal year ended June 30, 2002, we incurred a charge of $1.2 million related to an other than temporary impairment in the value of our investments in a private company and a public company. Similar charges were not incurred in fiscal 2001.

INCOME TAXES

The provision for income taxes was $386,000 and $503,000 for the years ended June 30, 2002 and 2001, respectively. These income tax amounts were attributable to our operations in the United States, the United Kingdom and France. The provisions for taxes for the year ended June 30, 2001 was offset by $470,000 related to Canadian research and development tax incentives received during the years ended June 30, 2001.


YEARS ENDED JUNE 30, 2001 AND 2000

REVENUES

Total revenues increased 80% to $96.2 million for the year ended June 30, 2001 from $53.6 million for the year ended June 30, 2000.

Licenses

Revenues from licenses increased 57% to $58.5 million for the year ended June 30, 2001 from $37.4 million for the year ended June 30, 2000.

Our revenues from licenses increased due to sale of licenses to new customers and to follow-on sales to existing customers. These increases were attributable to increased market acceptance of our solutions and increased sales as a result of our expansion of our direct and indirect channels of distribution both in North America and internationally. In addition, we believe that the availability of new features added to the Pivotal CRM Suite has increased revenues as this has extended the overall functionality of our solutions by permitting organizations to collaborate with customers and partners over the Internet.

Revenues from licenses represented 61% and 70% of total revenues for the years ended June 30, 2001 and 2000, respectively. License revenues decreased as a percentage of total revenues primarily due to growth in our professional services business to meet the demand for implementation of our products. North American license revenues accounted for 67% and 72% of total license revenues in the years ended June 30, 2001 and 2000, respectively. International license revenues increased as a percentage of total revenues as demand for our products increased as we expanded our European and other international operations combined with a weakening U.S. economy. In late fiscal 2001 and during fiscal 2002, the buying patters of our potential customers changed as a result of deteriorating economic conditions in the U.S. and internationally, resulting in a sharp decrease in license revenues in the fourth quarter of fiscal 2001. No single customer accounted for 10% or more of our revenues for the years ended June 30, 2001 and 2000.

Services and Maintenance

Revenues from services and maintenance increased 133% to $37.6 million for the year ended June 30, 2001 from $16.2 million for the year ended June 30, 2000. This resulted from an increase of $9.9 million in revenues from technical support and maintenance contracts, which entitles the customer to new versions of the product and to technical support and maintenance services and an increase of $11.4 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 39% and 30% of total revenues for the years ended June 30, 2001 and 2000, respectively.

COST OF REVENUES

Total cost of revenues increased 128% to $24.8 million for the year ended June 30, 2001 from $10.9 million for the year ended June 30, 2000.

Licenses

Cost of revenues from licenses increased 77% to $3.8 million for the year ended June 30, 2001 from $2.1 million for the year ended June 30, 2000. The increase is due primarily to increased costs for third-party technology integrated with our solutions. Cost of revenues from licenses as a percentage of revenues from licenses was 6% for each of the years ended June 30, 2001 and 2000.

Services and Maintenance

Cost of revenues from services and maintenance increased 140% to $21 million for the year ended June 30, 2001 from $8.8 million for the year ended June 30, 2000. The increase in dollar amount resulted from the hiring of consulting, customer support and education personnel to support our growing customer base. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 56% and 54% for the years ended June 30, 2001 and 2000, respectively.

OPERATING EXPENSES

Sales and Marketing

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

General and Administrative

General and administrative expenses increased 224% to $13.6 million for the year ended June 30, 2001 from $4.2 million for the year ended June 30, 2000. General and administrative expenses were 14% and 8% of total revenues, respectively, for the same periods. The increase of $9.4 million in general and administrative expenses included $4.2 million of additional charges which related to the impairment of long-lived assets and an additional provision for doubtful accounts. The remaining $5.2 million increase in the general and administrative expenses during the year ended June 30, 2001 relates to the hiring of additional personnel and the implementation of internal financial and administrative systems.

The impairment of long-lived assets of $0.9 million relates to assets which we will no longer be using as we are currently re-configuring our business systems. The total bad debt expense was $3.3 million for the year ended June 30, 2001 which included an additional provision for doubtful accounts of $1.7 million during the fourth quarter ended June 30, 2001. This additional provision was made because we are experiencing delay in payments from certain customers due to a weakening in the North American economy.

Amortization of Goodwill

Amortization of goodwill was $23.1 million in the year ended June 30, 2001. This amount is comprised of a full year of amortization and a partial year of amortization for additions to goodwill for acquisitions which totaled $15.1 million and $58.1 million for fiscal 2001 and 2000 respectively. Included in goodwill is $239,000 in additional consideration paid based on the net after-tax earnings of Transitif and license revenues received by Transitif from sale of licenses for our products. Amortization of goodwill totaling $1.4 million in the year ended June 30, 2000, related to goodwill of arising from the acquisitions of Transitif and Exactium.

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

QUARTERLY RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

The following tables present our unaudited quarterly results of operations both in absolute dollars and on percentage of revenue basis for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our annual consolidated financial statements.

                                                                        Three months ended
-------------------------------------------------------------------------------------------------------------------------------
(all amounts in thousands)          June 30,    Mar. 31,    Dec. 31,    Sept. 30,   June 30,    Mar. 31,   Dec. 31,  Sept. 30,
                                      2002        2002        2001        2001        2001        2001      2000       2000
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     License                       $  8,849    $  7,510    $  6,870     $  6,053   $ 12,028    $ 16,368   $ 16,346   $ 13,768
     Services and maintenance        10,223      10,206       9,828       10,077     10,216      10,271      9,705      7,452
-------------------------------------------------------------------------------------------------------------------------------
         Total revenues              19,072      17,716      16,698       16,130     22,244      26,639     26,051     21,220
-------------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
     License                            522         385         557          492        946       1,009        979        866
     Services and maintenance         5,443       5,025       5,895        5,968      6,108       5,591      5,299      4,032
-------------------------------------------------------------------------------------------------------------------------------
         Total cost of revenues       5,965       5,410       6,452        6,460      7,054       6,600      6,278      4,898
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                         13,107      12,306      10,246        9,670     15,190      20,039     19,773     16,322
-------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Sales and marketing              8,803       8,734      10,476       13,404     14,129      12,689     12,914     11,498
     Research and development         3,720       3,636       4,660        4,947      5,228       5,096      4,509      3,917
     General and administrative       2,774       2,060       2,780        5,206      6,904       2,787      2,100      1,776
     Restructuring costs and          2,147          --      49,504        1,925         --          --         --         --
     other charges
     Amortization of goodwill         1,594       1,593       6,131        6,839      6,594       6,068      5,405      4,995
-------------------------------------------------------------------------------------------------------------------------------
         Total operating expenses    19,038      16,023      73,551       32,321     32,855      26,640     24,928     22,186
-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                 (5,931)     (3,717)    (63,305)     (22,651)   (17,665)     (6,601)    (5,155)    (5,864)
Other income (expenses)
     Interest and other income          245         345         481          218      1,352         994        644        343
     Impairment of investments       (1,244)         --          --           --         --          --         --         --
-------------------------------------------------------------------------------------------------------------------------------
                                       (999)        345         481          218      1,352         994        644        343
-------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes             (6,930)     (3,372)    (62,824)     (22,433)   (16,313)     (5,607)    (4,511)    (5,521)

Income tax expense (recovery)            60          (8)        180          154        344          56        170        (67)
-------------------------------------------------------------------------------------------------------------------------------
Net loss                           $ (6,990)   $ (3,364)   $(63,004)    $(22,587)  $(16,657)   $ (5,663)  $ (4,681)  $ (5,454)
===============================================================================================================================

                                                                        Three months ended
-------------------------------------------------------------------------------------------------------------------------------
(all amounts in thousands)          June 30,    Mar. 31,    Dec. 31,    Sept. 30,   June 30,    Mar. 31,   Dec. 31,  Sept. 30,
                                      2002        2002        2001        2001        2001        2001      2000       2000
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  License                              46%         42%         41%         38%         54%         62%        63%        65%
  Services and maintenance             54%         58%         59%         62%         46%         38%        37%        35%
-------------------------------------------------------------------------------------------------------------------------------
     Total revenues                   100%        100%        100%        100%        100%        100%       100%       100%
-------------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
  License                               3%          2%          3%          3%          4%          4%         4%         4%
  Services and maintenance             28%         29%         36%         37%         28%         21%        20%        19%
-------------------------------------------------------------------------------------------------------------------------------
     Total cost of revenues            31%         31%         39%         40%         32%         25%        24%        23%
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                           69%         69%         61%         60%         68%         75%        76%        77%
-------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Sales and marketing                  46%         49%         63%         83%         63%         48%        50%        54%
  Research and development             20%         21%         28%         31%         23%         19%        17%        18%
  General and administrative           15%         12%         17%         32%         31%         10%         8%         8%
  Restructuring costs and other        11%          -         296%         12%
  charges
  Amortization of goodwill              8%          8%         36%         42%         30%         23%        21%        25%
-------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses         100%         90%        440%       200%        147%        100%        96%       105%
-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                  (31%)       (21%)      (379%)      (140%)       (79%)       (25%)      (20%)      (28%)

Other income (expenses)
  Interest and other income             1%         2%          3%          1%          6%          4%         3%         2%
  Impairment of investments            (6%)         -           -           -           -           -          -          -
                                     ----------------------------------------------------------------------------------------------
                                       (5%)         2%          3%          1%          6%          4%         3%         2%
                                     ----------------------------------------------------------------------------------------------
Loss before income taxes              (36%)       (19%)      (376%)      (139%)       (73%)       (21%)      (17%)      (26%)

Income taxes                            1%         -           1%          1%          2%          -          1%         -
-------------------------------------------------------------------------------------------------------------------------------
Net Loss                              (37%)       (19%)      (377%)      (140%)       (75%)       (21%)      (18%)      (26%)
===================================================================================================================================

For the year ended June 30, 2002 we experienced an increase in revenues during our second, third, and fourth fiscal quarters, which we believe was primarily related to increased license sales to new customers, follow on license sales to existing customers, and an increased number of technical support and maintenance contracts due to a growth in our customer base. We believe the decrease in revenue in the quarters ended June 30, 2001 and September 30, 2001 were due to the economic slowdown and related reluctance of companies to acquire significant software and systems during this time. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European license revenues in the quarters ended September 30.

The decrease in operating expenses, excluding restructuring costs and other charges, beginning in the quarter ended December 31, 2001 is a result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans as well as increased operating efficiencies and decreased commissions due to lower sales. These costs are expected to remain approximately the same in the first quarter of fiscal 2003. We will continue to examine the level of sales and marketing costs based on revenue projections.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control. As a result of our limited operating history, recent acquisitions and restructuring, we cannot forecast operating expenses based on historical results. Accordingly, we base our anticipated level of expense in part on future revenue projections. Most of our expenses are fixed in the short-term and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly revenues accurately is limited given our limited operating history, length of the sales cycle of our solutions and other uncertainties in our business. If revenues in a particular quarter do not meet projections, our net losses in a given quarter would be greater than expected. As a result, we believe that our quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had $20.3 million in cash and cash equivalents, $21.0 million in short-term investments and $23.6 million in total working capital.

Our cash and cash equivalents and short-term investments decreased to $41.3 million as of June 30, 2002 from $68.7 million as of June 30, 2001. Our working capital decreased to $23.6 million at June 30, 2002 from $58.4 million at June 30, 2001.

Net cash used in operating activities for the year ended June 30, 2002 was $24.3 million compared to net cash used of $4.2 million in the same period in 2001. This increase was primarily due to the higher net loss incurred during the year ended June 30, 2002, which included $11.8 million of cash related restructuring charges.

Net cash provided by investing activities was $30.8 million during the year ended June 30, 2002 and net cash used in investing activities was $43.5 million for the year ended June 30, 2001. During the year ended June 30, 2002 we received proceeds of $34.5 million from the sale and maturity of short-term investments and proceeds of $1.3 million from the sale and leaseback of assets, whereas during the year ended June 30, 2001 we used $24.7 million for net purchases of short-term investments. Capital expenditures totalled $1.2 million and $6.8 million for the years ended June 30, 2002 and 2001, respectively. Long-term investments and other assets totaled $3.8 million and $6.3 million for the years ended June 30, 2002 and 2001, respectively. During the year ended June 30, 2002, there were no acquisitions. During the year ended June 30, 2001, we used $5.7 million (net of cash acquired) on acquisitions including Ionysys, Project One, Software Spectrum, and Inform.

Cash provided by financing activities was $0.6 million and $56.2 million for the years ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities for the year ended June 30, 2001 resulted primarily from the issuance of common shares.

As of June 30, 2002, our future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases. We lease facilities under non-cancelable operating leases expiring between 2002 and 2012 and certain equipment under non-cancelable operating and capital leases expiring between 2002 and 2004. Future minimum lease payments and other future fixed commitments for the years ending June 30 are as follows:

                                                                               Years ending June 30,
                                                                                    (thousands)

                                             Total          2003        2004         2005       2006       2007    2008 - 2012
                                           --------       --------    --------     --------   --------   --------  -----------
Capital leases and long term debt          $    775           341         411           23          -          -             -
Restructuring liabilities                     5,378         2,296         973          923        684        502             -
Operating leases (excluding amounts
  charged to restructuring)                  38,505         7,129       5,607        4,075      3,569      2,889        15,236
Licencing commitments                         1,000         1,000           -            -          -          -             -
                                           --------       --------    --------     --------   --------   --------  -----------
Total cash obligations                     $ 45,658        10,766       6,991        5,021      4,253      3,391        15,236


Our principal source of liquidity at June 30, 2002 was our cash, cash equivalents and short-term investments of $41.3 million. We have a credit agreement with a Canadian chartered bank, which includes a revolving letter of credit facility of $5.0 million, bearing interest at the bank's prime rate plus 1% per year, secured by a charge on all our current and future personal property. As of June 30, 2002 and 2001, letters of credit totaling $4.0 million and $2.5 million, respectively, were outstanding to secure facilities and equipment lease obligations.

Our accounts receivable at June 30, 2002, were 53 days of sales outstanding, which is below our target range of 75 to 85 days. Days of sales outstanding decreased because of our improved collection procedures, a more even distribution of sales during the fourth quarter, and the additional provision for doubtful accounts.

We expect to incur capital expenditures of $3 to $4 million in the first half of fiscal 2003, largely due to our move to new Vancouver head office facilities, as well as various upgrades to our computer systems infrastructure.

We believe that the total amount of cash and cash equivalents and short-term investments, along with the credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes at least for the next 18 months. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. In the interim, however, lower than anticipated revenues, higher than anticipated expenses, or opportunities for acquisitions or other business initiatives that require significant cash commitments, or other unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms, or at all.


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.141 addresses the initial recognition and measurement of intangible assets acquired in a business combination and SFAS No. 142 addresses the subsequent recognition and measurement of intangible assets acquired outside of a business combination whether, acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

We adopted SFAS No. 141 as of July 1, 2001. We are required to adopt SFAS No. 142 on a prospective basis as of July 1, 2002. The adoption of SFAS No. 141 did not have a material effect on our financial position, results of operations and cash flows in 2003 and subsequent years. Commencing July 1, 2002, we will no longer amortize goodwill pursuant to SFAS No. 142. Goodwill amortization for the year ended June 30, 2002 was $16,157. Unamortized goodwill as of June 30, 2002 was $7,632. We will complete an initial goodwill impairment assessment in fiscal 2003 to determine if a transition impairment charge should be recognized under SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, we will adopt this new statement on July 1, 2002. We are evaluating this statement but do not expect that it will have a material impact on our financial position, results of operations, or cash flows.

On January 1, 2002, we adopted Topic D-103, which requires that certain out-of-pocket expenses re-billed to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, we recorded billed out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of our financial position and results of operations from adopting SFAS No. 146 has not been determined.


AUDIT COMMITTEE

Pivotal has an Audit Committee of the Board of Directors, the charter of which is to oversee the activities of management and our external auditors as they relate to the financial reporting process. Currently, the Audit Committee is comprised of Robin Louis, Jeremy Jaech, Steven Gordon and Howard Gwin. In particular, the Audit Committee's role includes ensuring that management properly develops and adheres to a sound system of internal controls, and that our external auditors, through their own review, assess the effectiveness of those controls and management's adherence to them.

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

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. Based on a sensitivity analysis performed on our balances as of June 30, 2002, the fair value of our short-term investment portfolio would not be materially impacted by a shift in the yield curve of plus or minus 50, 100 or 150 basis points.

OTHER INVESTMENTS

Included in other assets are certain investments in public and private companies. Our investment in two public companies are considered available for sale and are subject to considerable market price volatility and are additionally risky due to resale restrictions. The investments are recorded on the balance sheet at market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We may lose some or all of our investment in those shares. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $90,000 decrease in the fair value of our marketable equity securities as of June 30, 2002. During the year ended June 30, 2002, we recorded a writedown of $0.8 million related to an other than temporary decline in the value of investments in public companies. Our investments in privately held companies are carried at cost less writedowns related to other than temporary declines. These investments are inherently risky, as they typically are comprised of investments in companies that are still in start-up or development stages. The market for their product or technologies that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies or may incur an impairment charge if we determine that the value of these assets has been impaired. During the year ended June 30, 2002, we recorded a charge of $0.4 million related to an impairment in the value of investments in non-public companies.

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

Our foreign currency risk management policy subjects us to risks relating to the creditworthiness of the commercial banks with which we enter into forward contracts. If one of these banks cannot honor its obligations, we may suffer a loss. We also invest in our international operations which will likely result in increased future operating expenses denominated in United Kingdom and Irish pounds, French francs, euros, German marks, Japanese yen, Australian dollars and New Zealand dollars. Our exposure to exchange fluctuations in foreign currencies has not been material to date and accordingly, our current foreign currency risk management practices do not cover foreign exchange risks related to these other currencies. In the future, our exposure to foreign currency risks from these other foreign currencies may increase and if not managed appropriately, we could experience unanticipated foreign currency gains and losses.

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

At June 30, 2002 and June 30, 2001, we had no outstanding currency forward exchange contracts. During the year ended June 30, 2002, we recorded a foreign exchange gain of $154,000 compared to a gain of $65,000 during the year ended June 30, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Pivotal Corporation

We have audited the accompanying consolidated balance sheets of Pivotal Corporation as of June 30, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pivotal Corporation as of June 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Vancouver, Canada
July 19, 2002

                               PIVOTAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
         (Expressed in United States dollars; all amounts in thousands)


                                                                                June 30,
                                                                      ----------------------------
                                                                           2002            2001
                                                                      ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  20,322        $ 13,247
   Short-term investments                                                  20,961          55,468
   Accounts receivable                                                     11,100          25,645
   Prepaid expenses and other                                               2,546           3,656
                                                                      ----------------------------
Total current assets                                                       54,929          98,016
Property and equipment, net                                                 4,201           9,183
Goodwill, intangibles and other assets, net                                 9,515          61,244
                                                                      ----------------------------
Total assets                                                              $68,645        $168,443
                                                                      ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                             $  16,414        $ 25,324
   Current portion of accrued restructuring costs                           2,296               -
   Deferred revenue                                                        12,327          13,810
   Current portion of obligations under capital leases and
     long-term debt                                                           320             516
                                                                      ----------------------------
Total current liabilities                                                  31,357          39,650

Non-current portion of accrued restructuring costs                          3,082               -
Non-current portion of obligations under capital leases
  and long-term debt                                                          423             592
                                                                      ----------------------------
Total liabilities                                                          34,862          40,242

Commitments and contingencies (Note 10)

Shareholders' equity:
   Preferred shares, undesignated, no par value, authorized
     shares - 20,000 at June 30, 2002 and June 30, 2001; no
     shares issued and outstanding                                              -               -
   Common shares and additional paid-in capital, no par value, authorized shares - 200,000 at June 30, 2002 and
     June 30, 2001; issued and outstanding shares - 24,096 and
     23,933 June 30, 2002 and June 30, 2001, respectively                 178,084         176,728
   Deferred share-based compensation                                          (23)            (81)
   Accumulated other comprehensive loss                                       (90)           (203)
   Accumulated deficit                                                   (144,188)        (48,243)
                                                                      ----------------------------
Total shareholders' equity                                                 33,783         128,201
                                                                      ----------------------------
Total liabilities and shareholders' equity                              $  68,645        $168,443
                                                                      ============================



        See accompanying Notes to the Consolidated Financial Statements.

                               PIVOTAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Expressed in United States dollars;
                all amounts in thousands except per share data)


                                                                            Years ended June 30,
                                                                  ------------------------------------
                                                                      2002         2001         2000
                                                                  ------------------------------------
Revenues:
   License                                                         $ 29,282     $ 58,510      $37,384
   Services and maintenance                                          40,334       37,644       16,169
                                                                  ------------------------------------
Total revenues                                                       69,616       96,154       53,553
                                                                  ------------------------------------
Cost of revenues:
   License                                                            1,956        3,800        2,141
   Services and maintenance                                          22,331       21,030        8,761
                                                                  ------------------------------------
Total cost of revenues                                               24,287       24,830       10,902
                                                                  ------------------------------------
Gross profit                                                         45,329       71,324       42,651
                                                                  ------------------------------------
Operating expenses:
   Sales and marketing                                               41,417       51,230       31,165
   Research and development                                          16,963       18,750        8,906
   General and administrative                                        12,820       13,567        4,190
   Restructuring costs and other charges                             53,576            -            -
   Amortization of goodwill                                          16,157       23,062        1,409
   In process research and development and other charges                  -            -        6,979
                                                                  ------------------------------------
Total operating expenses                                            140,933      106,609       52,649
                                                                  ------------------------------------
Loss from operations                                                (95,604)     (35,285)      (9,998)
Other income (expenses)
   Interest and other income                                          1,289        3,333        2,193
   Impairment of investments                                         (1,244)           -            -
                                                                  ------------------------------------
                                                                         45        3,333        2,193
                                                                  ------------------------------------
Loss before income taxes                                            (95,559)     (31,952)      (7,805)
Income taxes                                                            386          503          557
                                                                  ------------------------------------
Net loss for the year                                               (95,945)    $(32,455)     $(8,362)
                                                                  ====================================
Loss per share
   Basic and diluted                                               $  (3.99)    $  (1.40)     $ (0.45)
   Pro forma basic and diluted                                            -            -      $ (0.39)

Weighted average number of shares used to
 calculate loss per share:
   Basic and diluted                                                 24,039       23,173       18,643
   Pro forma basic and diluted                                            -            -       21,339



        See accompanying Notes to the Consolidated Financial Statements.

                               PIVOTAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         (Expressed in United States dollars; all amounts in thousands)


                                               Common Shares
                                                    and
                             Class A          Additional
                           Convertible          Paid-in        Class B                  Accumulated
                         Preferred Shares       Capital     Common Shares   Deferred        Other                      Total
                          --------------   ---------------- -------------  Share-based  Comprehensive  Accumulated  Shareholders'
                          Shares  Amount   Shares   Amount  Shares Amount Compensation      Loss         Deficit    Equity (Deficit)
                          ------  ------   ------  -------- ------ ------ ------------  -------------  -----------  ---------------

Balance, June 30,
 1999                       2,000      83    3,454      563    477       4       (416)           -         (7,426)         (7,192)
Net loss for the
 year                           -       -        -        -      -       -          -            -         (8,362)         (8,362)
Conversion of
 Class B common
 shares into common
 shares                         -       -      477        4   (477)     (4)         -            -              -               -
Conversion of
 Class A
 preferred shares
 into common shares        (2,000)    (83)   2,000       83      -       -          -            -              -               -
Conversion of
 redeemable convertible
 preferred shares
 into common shares             -       -   10,052   17,500      -       -          -            -              -          17,500
Issuance of common
 shares on exercise
 of stock options               -       -      375      995      -       -          -            -              -             995
Issuance of common
 shares on initial
 public offering,
 net of offering costs          -       -    3,975   43,101      -       -          -            -              -          43,101
Issuance of common
 shares related to
 Employee Stock
 Purchase Plan                  -       -       69      707      -       -          -            -              -             707
Acquisitions                    -       -    1,655   49,125      -       -          -            -              -          49,125
Amortization of
share-based
 compensation                   -       -        -        -      -       -        223            -              -             223
                           ------  ------   ------  -------- ------ ------ ------------  -------------  -----------   --------------
Balance, June 30, 2000          -       -   22,057  112,078      -       -       (193)           -        (15,788)         96,097
Net loss for the year           -       -        -        -      -       -          -            -        (32,455)        (32,455)
Unrealized loss on
 available-for-sale
 investment                     -       -        -        -      -       -          -         (203)             -            (203)
                                                                                                                          ---------
Comprehensive loss                                                                                                        (32,658)
                                                                                                                          ---------
Tax benefit from employee
 stock option plans             -       -        -      876      -       -          -            -              -             876
Issuance of common shares
 on exercise of
 stock options                  -       -      506    3,109      -       -          -            -              -           3,109
Issuance of common shares
 related to Employee
Stock
 Purchase Plan                  -       -       72    1,440      -       -          -            -              -           1,440
Acquisitions                    -       -      298    7,404      -       -          -            -              -           7,404
Amortization of
share-based
 compensation                   -       -        -        -      -       -        112            -              -             112
Compensation related to
 stock options                  -       -        -       65      -       -          -            -              -              65
Issuance of common shares
 on equity financing,
 net of offering costs          -       -    1,000   51,756      -       -          -            -              -          51,756
                           ------  ------   ------  -------- ------ ------ ------------  -------------  -----------   --------------
Balance, June 30, 2001          -       -   23,933  176,728      -       -        (81)        (203)       (48,243)        128,201
Net loss for the year           -       -        -        -      -       -          -            -        (95,945)        (95,945)
Unrealized gain on
 available-for-sale
 investment                     -       -        -        -      -       -          -          113              -             113
                                                                                                                     --------------
Comprehensive loss                                                                                                        (95,832)
                                                                                                                     --------------
Tax benefit from employee
 stock option plans             -       -        -      378      -       -          -            -              -             378
Issuance of common shares
 on exercise of
 stock options                  -       -       51       76      -       -          -            -              -              76
Issuance of common shares
 related to Employee
 Stock Purchase Plan            -       -      112      902      -       -          -            -              -             902
Amortization of
share-based
 compensation                   -       -        -        -      -       -         58            -              -              58
                           ------  ------   ------  -------- ------ ------ ------------  -------------  -----------   --------------
Balance, June 30, 2002          -   $   -   24,096 $178,084      -     $ -       $(23)      $  (90)     $(144,188)        $33,783
                           ======  ======   ======  ======== ====== ====== ============  =============  ===========   ==============



        See accompanying Notes to the Consolidated Financial Statements.

                               PIVOTAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Expressed in United States dollars; all amounts in thousands)


                                                                                         Years ended June 30,
                                                                           --------------------------------------------
                                                                               2002            2001            2000
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
   Net loss for the year                                                      $(95,945)      $(32,455)       $(8,362)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
        Amortization of goodwill                                                16,157         23,062          1,409
        Depreciation                                                             4,145          4,556          2,215
        Non-cash restructuring costs                                             8,758              -              -
        In process research and development and other charges                        -              -          6,979
        Tax benefit from employee stock option plans                               378            876              -
        Impairment of goodwill and other purchased intangible assets            32,987            948              -
        Loss on disposal of other assets                                         1,244              -              -
        Amortization of deferred share-based compensation                           58            112            223
        Non-cash share-based compensation expense                                    -             65              -
        Change in operating assets and liabilities                               7,896         (1,368)         2,469
                                                                           ------------    ------------    ------------
   Net cash (used in) provided by operating activities                         (24,322)        (4,204)         4,933
                                                                           ------------    ------------    ------------

Cash flows from investing activities:
   Purchases, sales and maturities of short-term investments, net               34,507        (24,680)       (30,788)
   Purchase of property and equipment                                           (1,211)        (6,833)        (6,110)
   Proceeds from sale and leaseback of assets                                    1,277              -              -
   Purchase of long-term investments and other assets                           (3,789)        (6,276)        (2,921)
   Acquisitions (net of cash acquired)                                               -         (5,682)       (14,520)
                                                                           ------------    ------------    ------------
Net cash provided by (used in) investing activities                             30,784        (43,471)       (54,339)
                                                                           ------------    ------------    ------------

Cash flows from financing activities:
   Net proceeds from equity financing                                                -         51,756              -
   Net proceeds from initial public offering of common shares                        -              -         43,101
   Proceeds from issuance of common shares                                         978          4,550          1,701
   Repayment of obligations under capital lease                                   (365)          (118)             -
                                                                           ------------    ------------    ------------
Net cash provided by financing activities                                          613         56,188         44,802
                                                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                             7,075          8,513         (4,604)
Cash and cash equivalents, beginning of period                                  13,247          4,734          9,338
                                                                           ------------    ------------    ------------
Cash and cash equivalents, end of period                                      $ 20,322        $13,247        $ 4,734
                                                                           ============    ============    ============

Supplemental cash flow disclosure:
   Income taxes (recovered) paid                                                  $316       $   (132)       $   324
                                                                           ============    ============    ============
   Interest paid                                                                   $23       $     10        $     1
                                                                           ============    ============    ============

Supplemental non-cash investing disclosure:
   Issuance of common shares and options on acquisitions                            $-       $  7,404        $49,125
                                                                           ============    ============    ============

Supplemental non-cash financing disclosure:
   Issuance of common shares and options on acquisitions                            $-       $  7,404        $49,125
                                                                           ============    ============    ============
   Conversion of preferred shares into common shares                                $-       $      -        $17,583
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



        See accompanying Notes to the Consolidated Financial Statements.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF THE COMPANY

     Pivotal Corporation and its partners provide software, services and support that enables medium-sized businesses and divisions of large businesses worldwide to make, serve, and manage customers efficiently and intelligently by providing customer relationship management software and business consulting services. Pivotal helps companies manage collaborative relationships between customers, business partners, and employees, and guides intelligent commerce transactions across multiple channels.

     PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Pivotal and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION

     The Company recognizes revenue in accordance with accounting standards for software companies including Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-4, 98-9, and related interpretations including Technical Practice Aids.

     Pivotal  generates  revenues through two sources:  (1) license revenues and
     (2) services and maintenance revenues. License revenues are normally generated from licensing with end-users, value-added resellers (VARs) and application service providers and, to a lesser extent, through distribution of third party products. When software licenses are sold indirectly to end-users through VARs, Pivotal recognizes as revenue only the net fee payable from the reseller upon sell-through to the end-customer by the reseller. Service revenues are generated from consulting services, education services and maintenance.

     Revenues from software license agreements are recognized upon delivery of software if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Pivotal's agreements with its customers and resellers do not contain product return rights. If the fee is not fixed or determinable due to the existence of extended payment terms, revenue is recognized periodically as payments become due, provided all other conditions for revenue recognition are met. Pivotal's customers include a number of suppliers. On occasion, Pivotal has purchased goods or services for Pivotal's operations from vendors at or about the same time Pivotal has licensed its software to these organizations. These transactions are separately negotiated and recorded at amounts and terms Pivotal considers to be at arm's-length.

     Maintenance revenues are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation and use of Pivotal's software products. Revenues from consulting and education services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized separately on shipment of the software, provided that the above criteria are met, payment of the license fee is not dependent on the performance of services, the services are not essential to the functionality of the product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent on acceptance of services, Pivotal defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

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

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, income taxes, restructuring liabilities and contingencies. Actual results may differ from those estimates.

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

     Short-term investments consist of money market instruments with maturities of less than one year. As at June 30, 2002, Pivotal's short-term investments consisted solely of held-to-maturity investments and their carrying value was substantially the same as their market value.

     INVESTMENTS IN PUBLIC COMPANIES

     At June 30, 2002 and June 30, 2001, Pivotal held investments in publicly traded companies in which it has less than 20% of the voting rights and over which it did not exercise significant influence. The investments are included in goodwill, intangibles and other assets and are recorded at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in accumulated other comprehensive loss. If management determines that an investment has an other than temporary decline in fair value, an impairment charge is included in other income and expenses. During the year ended June 30, 2002, Pivotal recorded a writedown of $848 related to other than temporary declines in the value of its investments in public companies.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INVESTMENTS IN NON-PUBLIC COMPANIES

     Pivotal has certain investments in non-publicly traded companies in which it has less than 20% of the voting rights and in which it does not exercise significant influence. These investments are included in goodwill and other assets and are accounted for on a cost basis. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether the declines in fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee's financial condition, results of operations, operating trends and other financial ratios. The company further considers the implied value from any recent rounds of financing completed by the investee, as well as market prices of comparable public companies. During the year ended June 30, 2002, Pivotal recorded a charge of $375 related to impairment in the value of investments in non-public companies.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 2002 and 2001, Pivotal has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, investments in public and non-public companies, accounts payable and accrued liabilities, and long term debt. The carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued liabilities approximates their fair value based on their liquidity or based on their short-term nature.

     The fair values of investments in publicly traded companies are determined using quoted market prices for those securities. The fair values of investments in non-publicly traded companies are not readily determinable. The fair value of Pivotal's obligations under capital leases and long-term debt at June 30, 2002 and 2001 approximated their carrying value. The fair value of the non-current portion of restructuring liabilities is not readily determined.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided using the following rates and methods:

              Computer software                  2 year straight line
              Computer hardware and equipment    30% declining balance or 3 year
                                                 straight-line
              Furniture and fixtures             20% declining balance

     Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease, which is typically three to five years, or the useful life of the related improvement.

     GOODWILL, INTANGIBLES AND OTHER ASSETS

     Goodwill, core technology and other intangible assets are carried at cost less accumulated amortization and are being amortized on a straight-line basis over the economic lives of the respective assets, generally three years.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In the years ended June 30, 2002 and June 20, 2001, Pivotal recorded impairment losses of $38,833 and $948, respectively, related to long-lived assets having carrying values in excess of the cash flows expected to result from their disposal. No such impairment loss had been identified by Pivotal for the year ended June 30, 2000.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject Pivotal to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are custodied with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Pivotal's customer base is dispersed across many different geographic areas throughout North America, Europe, the Asia Pacific, and Latin America and consists of companies in a variety of industries. Pivotal performs ongoing credit evaluations of its customers and does not require collateral or other security to support credit sales. Pivotal provides an allowance for bad debts based on historical experience and specifically identified risks. During the years ended June 30, 2002, 2001 and 2000, no single customer accounted for more than 10% of revenues.

     DERIVATIVE FINANCIAL INSTRUMENTS

     Pivotal's use of derivative financial instruments is limited to short-term foreign currency forward exchange contracts also referred to as forward contracts, used from time to time to manage exposure related to certain Canadian currency transactions. Pivotal does not enter into derivative financial instruments for trading purposes. Pivotal identifies future Canadian currency commitments and occasionally enters into forward contracts to hedge exposure to fluctuations in the Canadian dollar. Gains and losses on forward contracts that are designated and effective as hedges of firm foreign currency commitments are recognized when the related transaction is recognized. Gains and losses not meeting the criteria for hedge accounting are recognized in operations in the current period.

     As of June 30, 2002 and June 30, 2001, Pivotal had no outstanding forward contracts.

     FOREIGN CURRENCY TRANSLATION

     The functional currency of Pivotal and its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in other than the U.S. dollar are translated using the exchange rates prevailing at the balance sheet date, and non-monetary assets are translated using the historical exchange rate at the time the asset was acquired. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on foreign currency transactions and translation are recorded in the consolidated statements of operations.

     ADVERTISING

     Pivotal expenses advertising costs as they are incurred. Advertising expense is included in sales and marketing expenses and amounted to $1,157, $1,305, and $924 in the years ended June 30, 2002, 2001, and 2000, respectively.

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

     Pro forma loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares and Class A convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding at the beginning of the fiscal year. No convertible preferred shares were outstanding during the years ended June 30, 2002 and June 30, 2001.

     Pivotal had a net loss for all periods presented herein, therefore none of the stock options outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive.

     The following table sets forth the computation of basic and diluted, and pro forma basic and diluted loss per share:

                                                                       Years ended June 30,
                                                           ----------------------------------------
                                                               2002          2001          2000
                                                           ----------------------------------------
         Net loss(A)                                         $(95,945)     $(32,455)     $(8,362)
                                                           ========================================
         Weighted average number of
            common shares outstanding(B)                       24,039        23,173       18,643
                                                           ----------------------------------------
         Pro forma adjustment for convertible
           preferred shares                                         -             -        2,696
                                                           ---------------------------------------
         Pro forma basic and diluted weighted
           average number of shares(C)                              -             -       21,339
                                                           ========================================
         Loss per share
            Basic and diluted (A/B)                          $  (3.99)     $  (1.40)     $ (0.45)
            Pro forma basic and diluted (A/C)                       -             -      $ (0.39)

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

     Pivotal adopted SFAS No. 141 as of July 1, 2001 and is required to adopt SFAS No. 142 on a prospective basis as of July 1, 2002. The adoption of SFAS No. 141 did not have a material effect on Pivotal's financial position, results of operations and cash flows in fiscal 2002. Commencing July 1, 2002, Pivotal will no longer amortize goodwill pursuant to SFAS No.
     142. Goodwill amortization for the year ended June 30, 2002 was $16,157. Unamortized goodwill as of June 30, 2002 was $7,632. Pivotal will complete an initial goodwill impairment assessment in the first six months of fiscal 2003 to determine if a transition impairment charge should be recognized under SFAS No. 142.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statements supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statements also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Pivotal will adopt this new statement on July 1, 2002. Pivotal is evaluating this statement but does not expect that it will have a material impact on its financial position, results of operations, or cash flows.

     On January 1, 2002, Pivotal adopted Topic D-103, which requires that certain out-of-pocket expenses billed to customers be recorded as revenue versus an offset to the related expense. Prior to the adoption of Topic D-103, Pivotal recorded billed out-of-pocket expenses as an offset to the related expense. Comparative financial statements for prior periods have been conformed to the current year presentation. This change had no effect on operating income or net income for any period presented.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of Pivotal's financial position or results of operations from adopting SFAS No. 146 has not been determined.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.


2.   BUSINESS COMBINATIONS

     During the years ended June 30, 2001 and 2000, Pivotal completed the acquisitions described below which were accounted for using the purchase method of accounting. Pivotal did not complete any acquisitions during the year ended June 30, 2002. The results of operations of each acquisition were included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition.

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

     The agreement for the acquisition of Project One also provided for additional consideration to a maximum of approximately 96 common shares to be paid based on achieving certain targets over the subsequent three years. At June 30, 2002 Pivotal had paid $200 and accrued $1,923 related to expected additional consideration to be paid to the former owners of Project One. All share consideration will be recorded as additional purchase price when issued. No additional shares had been issued in connection with the acquisition of Project One during the periods ended June 30, 2002 and June 30, 2001.

     Software Spectrum CRM, Inc.

     On December 5, 2000, Pivotal acquired 100% of Software Spectrum CRM, Inc. Software Spectrum, based in Dallas, Texas, delivers solutions and consulting expertise in multi-channel contact centers and customer relationship management to help organizations increase revenue and customer satisfaction. Pivotal paid an aggregate purchase price of $7,474 consisting of 138 common shares and cash of $1,925, which includes acquisition related expenditures of $1,175.

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

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



2.   BUSINESS COMBINATIONS (Continued)

     Other

     Other acquisitions consist of asset acquisitions of implementation services businesses during the year ended June 30, 2001.

     The total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

                                                                    Project     Software
                                                         Ionysys      One       Spectrum     Inform      Other      Total
                                                        ---------  ---------   ----------   ---------  ---------  ---------
         Tangible assets acquired                        $    86    $    62     $  2,697     $ 1,374      $103     $ 4,322

         Liabilities assumed                                   -     (1,008)      (2,534)     (2,022)     (413)     (5,977)
                                                        ---------  ---------   ----------   ---------  ---------  ---------
         Net identifiable assets (liabilities)
            acquired                                          86       (946)         163        (648)     (310)     (1,655)
         Goodwill and other intangibles                      928      2,310        7,311       1,958     2,606      15,113
                                                        ---------  ---------   ----------   ---------  ---------  ---------
         Purchase price                                  $ 1,014    $ 1,364     $  7,474     $ 1,310    $2,296     $13,458
                                                        =========  =========    =========   =========  =========  =========
         Consideration (inclusive of cash
            received of $372)
              Cash                                       $1,014        $460     $  1,925     $   359    $2,296     $ 6,054
              Fair value of common shares
              issued                                          -         904        5,549         951         -       7,404
                                                        ---------  ---------   ----------   ---------  ---------  ---------
                                                         $1,014      $1,364     $  7,474     $ 1,310    $2,296     $13,458
                                                        =========  =========   ==========   =========  =========  =========


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


     FISCAL 2000

     Transitif S.A.

     Effective December 3, 1999, Pivotal acquired 100% of Transitif S.A., a French corporation that distributed customer relationship management solutions. Transitif deploys Pivotal solutions through its network of systems integrators throughout France. Pivotal paid an aggregate cash purchase price of $1,266, including acquisition related expenditures of $120 with additional consideration payable based on the net after-tax earnings of Transitif and license revenues received by Transitif from the future sale of licenses for Pivotal products to June 2002. All earn-out payments will be recorded as additional purchase price when determinable and Pivotal may elect to pay up to fifty percent of the additional purchase price, if any, in Pivotal common shares. During the years ended June 30, 2002 and 2001, Pivotal had paid $nil and $239, and accrued $44 and $nil, respectively, related to expected additional consideration to be paid to the former owners of Transitif S.A.

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

     Simba Digital Technologies Inc.

     On June 26, 2000, Pivotal acquired 100% of Simba Digital Technologies Inc. Pivotal paid an aggregate purchase price of $17,590 consisting of 837 common shares and stock options, and acquisition related expenditures of $455.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



2.   BUSINESS COMBINATIONS (Continued)

     The total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:


                                                               Transitif        Exactium        Simba         Total
                                                               ----------       --------      ----------    ---------
         Assets acquired
            In process research and development                 $      -        $ 2,830         $ 1,890      $ 4,720
            Core developed technology                                  -            290               -          290
            Acquired workforce                                         -            770             560        1,330
            Other assets                                           1,146            370             720        2,236
                                                               ----------       --------      ----------    ---------
                                                                   1,146          4,260           3,170        8,576
         Liabilities assumed                                      (1,050)          (926)           (683)      (2,659)
                                                               ----------       --------      ----------    ---------
         Net identifiable assets acquired                             96          3,334           2,487        5,917
         Goodwill                                                  1,170         41,806          15,103       58,079
                                                               ----------       --------      ----------    ---------
         Purchase price                                         $  1,266        $45,140         $17,590      $63,996
                                                               ==========       ========      ==========    =========
         Consideration (inclusive of cash received
          of $351)
            Cash                                                $  1,266        $13,150         $   455      $14,871
            Fair value of common shares and
              stock options issued                                     -         31,990          17,135       49,125
                                                               ----------       --------      ----------    ---------
                                                                $  1,266        $45,140         $17,590      $63,996
                                                               ==========       ========      ==========    =========


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

     Purchased in process research and development

     Purchased in process research and development charges relate to acquisitions of companies accounted for under the purchase method in which a portion of the purchase price was allocated to acquired in process technology. During the year ended June 30, 2000, Pivotal acquired Exactium and Simba and included in the purchase price was an aggregate amount of purchased in process research and development of $4,720.

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

     Simba

     The allocation to in process research and development was related to the Simba electronic marketing product. At the time of acquisition, Simba did not have a first-generation product and there were considerable uncertainties as to completion of the product. The valuation of acquired in process research and development was prepared using the income approach and contemplated that revenues related to the sale of products incorporating the Simba technology would commence in late 2000 and increase thereafter. Revenue increases were based upon the historical growth rate of software sales for the electronic marketing market and Pivotal. Net after tax cash flows were discounted to their present value at the acquisition date using an appropriate after-tax risk-adjusted discount rate reflecting the risk of unproven but partially developed software products. During the year ended June 30, 2002, Pivotal ceased sales, marketing and development of the acquired Simba technology.

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

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



2.   BUSINESS COMBINATIONS (Continued)

     Pro forma information

     The following table presents the unaudited pro forma results of operations for informational purposes assuming Pivotal had acquired Exactium and Simba at the beginning of the 2000 fiscal year.

                                                            June 30,
                                                          -------------
                                                              2000
                                                          -------------

         Net revenues                                       $ 58,602
         Net loss                                           $(33,943)
         Basic and diluted loss per share                   $  (1.68)


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


3.   RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

     RESTRUCTURING CHARGES

     During the year ended June 30, 2002, in light of the significant downturn in the North American and global economies, and the related impact on corporate capital spending, management approved restructuring plans to align Pivotal's cost structure with management's revised revenue expectations. In connection with these plans, Pivotal recorded charges of $53,576 related to both restructuring activities and intangible asset writedowns. These charges included restructuring costs of $20,589 associated with workforce reduction, consolidation of excess facilities, contract settlements and tangible asset impairments. In addition, Pivotal recorded a charge of $32,987 related to the impairment of previously recorded goodwill and other purchased intangible assets. Pivotal may incur additional restructuring charges in subsequent periods. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

     The major components of the restructuring reserve at June 30, 2002 are as follows:

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



3.   RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS (Continued)

                                           Severance        Excess          Contract       Impairment of       Total
                                              and      Facilities/Asset    Settlement   Goodwill And Other
                                           Benefits       Impairments     Costs/Other        Purchased
                                                                                         Intangible Assets
                                          ----------     -------------    -----------     -----------------   ----------
     Restructuring charges                 $  3,751        $  11,503       $ 5,335           $  32,987         $ 53,576
     Cash payments                           (3,456)          (1,326)       (1,671)                              (6,453)
     Non-cash portion                             -           (5,846)       (2,912)            (32,987)         (41,745)
                                          ----------     -------------    -----------     -----------------   ----------
     Reserve balances, June 30, 2002       $    295        $   4,331       $   752                   -         $  5,378
     Less current portion                  $    295        $   1,249       $   752                   -         $  2,296
                                          ----------     -------------    -----------     -----------------   ----------
     Non-current portion                         -         $   3,082             -                   -         $  3,082


     The nature of the charges summarized above is as follows:

     SEVERANCE AND BENEFITS

     During  the  year  ended  June  30,  2002,   Pivotal  recorded  charges  of
     approximately $3,751 related to severance and related benefits to approximately 200 terminated employees. The workforce reduction was primarily in the United States, Canada and the United Kingdom and extended across all geographical segments.

     EXCESS FACILITIES/ASSET IMPAIRMENTS

     During year ended June 30, 2002, Pivotal recorded charges of approximately $11,503 related to the consolidation of facilities and impairment of certain assets. These charges included $5,846 of asset impairments for certain capital assets that were either abandoned during the year or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts of the related assets. The remainder of the charges related to the consolidation of facilities and represent remaining lease commitments, net of expected sublease income, and other costs related to the closure of certain corporate facilities, sales offices and research and development centers for activities that have been exited or restructured. The remaining lease commitments will be paid over the respective lease terms through to June 2007. The estimated costs to exit the facilities, including expected sublease revenues, are based on available commercial rates and an estimate of the time required to sublet the facilities. The charge may be increased in future periods if further consolidations are required or if sublease income is less than expected.

     CONTRACT SETTLEMENT COSTS/OTHER

     During the year ended June 30, 2002, Pivotal recorded charges of $5,335 for contract settlement costs including penalties expected to be incurred due to Pivotal's withdrawal from certain purchase and partner contracts and for various unrecoverable prepaid expenses related to future services forfeited as a direct result of the restructuring. If additional contracts are cancelled in future periods, or if additional unforeseen costs are incurred in respect of current contracts, this charge may increase.

     IMPAIRMENT OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

     Pivotal periodically assesses the impairment of long-lived assets, including identifiable intangibles, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on quantitative and qualitative measures, Pivotal assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

     To determine other than temporary impairment for identifiable intangibles, the sum of the undiscounted cash flows is compared to the current carrying value. If the undiscounted cash flows are greater than or equal to the current carrying value the asset is deemed not to be impaired. If the undiscounted cash flows are less than the current carrying value then the asset is deemed impaired. A discounted cash flow analysis is then prepared and the difference between the carrying value and the discounted cash flows represents the charge taken in accordance with SFAS No. 121.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)


3.   RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS (Continued)

     IMPAIRMENT OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS (CONTINUED)

     To determine the impairment loss for goodwill, Pivotal determined the fair value using a business enterprise methodology that includes a terminal value assigned to the entity. This value is then compared to the carrying value, and if less, the difference represents the impairment to be recorded.  The  assumptions  supporting  the  estimated  future cash flows, including the estimated terminal values, reflect management's best estimates. It is possible that the estimates and assumptions used under this assessment may change in the short term, resulting in the need to further write down the goodwill and other long-lived assets. In addition, it is possible that Pivotal may have additional reductions in goodwill in future periods.

     As part of Pivotal's review of financial results during the year ended June 30, 2002, management performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its past acquisitions. The impairment assessment was performed due to changes in overall economic conditions that have negatively impacted Pivotal's revenues and forecasted revenue growth rate. As a result, an impairment charge of $32,987 was recorded in the year ended June 30, 2002 to reduce goodwill associated with acquisitions and other purchased intangibles to their estimated fair values. This impairment charge was primarily associated with the acquisitions of Exactium Ltd. and Digital Conversations Inc. (formerly Simba Technologies Inc.), Software Spectrum CRM, Inc. and Project One Business Technologies Inc.

     PROVISION FOR DOUBTFUL ACCOUNTS RECEIVABLE

     During the fourth quarter of fiscal 2001 and throughout fiscal 2002, Pivotal experienced delays in payments from certain customers resulting from a deterioration of financial conditions affecting these customers due to the weakened North American economy and capital markets. As a result, Pivotal recorded provisions for doubtful accounts of $5.5 million in the year ended June 30, 2002 and $3.3 million in the year ended June 30, 2001. These provisions for doubtful accounts are included in general and administrative expenses in the Consolidated Statements of Operations.


4.   ACCOUNTS RECEIVABLE

     Accounts receivable are net of an allowance for doubtful accounts of $1,704 and $2,260 at June 30, 2002 and 2001, respectively.


5.   PROPERTY AND EQUIPMENT

                                                              June 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
       Computer software and equipment                  $8,113         $11,619
       Furniture and fixtures                            2,786           2,944
       Leasehold improvements                            2,087           2,054
                                                      ----------     ----------
                                                        12,986          16,617
       Accumulated depreciation                         (8,785)         (7,434)
                                                      ----------     ----------
       Net book value                                   $4,201          $9,183
                                                      ==========     ==========

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



6.   GOODWILL, INTANGIBLES AND OTHER ASSETS


                                                              June 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
         Goodwill                                       $77,772        $75,408
         Acquired intangibles                             1,620          1,620
         Other assets                                     6,300          8,391
                                                      ----------     ----------
                                                         85,692         85,419
         Impairment charge                              (35,845)            --
         Accumulated amortization                       (40,332)       (24,175)
                                                      ----------     ----------
         Net book value                                 $ 9,515        $61,244
                                                      ==========     ==========



     Other assets in the amount of $6,300 consist of prepaid long-term royalties
     and   long-term   investments.   Amortization   of  $40,332   includes  the
     amortization of goodwill and acquired intangibles.


7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The components of accounts payable and accrued liabilities were as follows:

                                                              June 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------

         Accounts payable                              $ 9,084         $12,721
         Accrued compensation                            3,287           3,867
         Accrued acquisition costs                       2,044           5,227
         Other accrued liabilities                       1,999           3,509
                                                      ----------     ----------
                                                       $16,414         $25,324
                                                      ==========     ==========


8.   BANK CREDIT FACILITY

     Pivotal has a credit agreement with a Canadian chartered bank. The agreement includes a $5,000 revolving letter of credit facility and a $500 foreign exchange facility. The facilities are secured by a charge on all current and future personal property. As of June 30, 2002, letters of credit totaling $4,000, principally to secure facilities and equipment lease obligations, were outstanding under the letter of credit facility, and no amounts were outstanding under the foreign exchange facility.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



9.   OBLIGATIONS UNDER CAPITAL LEASES AND LONG-TERM DEBT

     Obligations under capital leases and long-term debt were as follows:

                                                                                           June 30,
                                                                                 ---------------------------
                                                                                    2002            2001
                                                                                 ----------       ----------
     Obligation under capital lease with an interest rate of 5%                   $    500         $   625
     Obligation under capital lease with an interest rate of 18%                       173               -
     Note payable, non-interest bearing, unsecured                                       -             365
     Other obligations                                                                  70             118
                                                                                 ----------       ----------
                                                                                       743           1,108
     Less:  Current portion                                                           (320)           (516)
                                                                                 ----------       ----------
                                                                                  $    423         $   592
                                                                                 ==========       ==========


     As of June 30, 2002, future annual minimum lease payments for capital leases were $775, including $32 of imputed interest. As of June 30, 2002, the net book value of capital assets under capital lease was $87 (June 30, 2002: $nil).


10.  COMMITMENTS AND CONTINGENCIES

     LEASE OBLIGATIONS

     Pivotal leases office facilities under operating leases which generally require Pivotal to pay a share of operating costs, including property taxes, insurance and maintenance. Pivotal also leases certain equipment under operating leases.

     Future minimum operating lease payments, inclusive of accrued restructuring costs, for the years ending June 30 pursuant to leases outstanding as of June 30, 2002 are as follows:

                  2003                                             $8,067
                  2004                                              6,368
                  2005                                              4,794
                  2006                                              4,124
                  2007                                              3,269
                  Thereafter                                       15,236
                                                             -------------
                                                                  $41,858
                                                             =============

     Rent expense totaled approximately $5,708, $4,755, and $2,237 in the years ended June 30, 2002, 2001 and 2000, respectively.

     SALE AND LEASEBACK

     During the year ended June 30, 2002, the Company completed the sale and leaseback of certain computer hardware and software to an unrelated third party for cash proceeds of $1,277. Upon execution of the sale and leaseback transactions, property costs of $3,619 and accumulated depreciation of $2,342 were removed from the Company's books resulting in no net gain or loss. Future operating lease obligations under the associated lease agreements, which are included in the lease obligation figures above, are as follows: $708 in 2003, $569 in 2004, and $25 in 2005.

     LICENSING COMMITMENTS

     Pivotal has entered into various agreements that allow the Company to incorporate licensed technology into its products. Under these agreements, Pivotal pays royalty fees that are based on a predetermined fee per license sold. Pivotal recognizes royalty costs as cost of license revenues as associated products are licensed. Royalty costs totaled $1,672, $1,992, and $1,498 in the years ended June 30, 2002, 2001 and 2000, respectfully. As at June 30, 2002, future commitments under these royalty arrangements are anticipated to be approximately $1,000.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



10.  COMMITMENTS AND CONTINGENCIES (Continued)

     PURCHASE COMMITMENTS

     During the normal course of business, Pivotal enters into agreements with certain supply partners in order to achieve favorable pricing or other terms. As of June 30, 2002, the Company is committed to purchase approximately $873 under these purchase commitments.

     LEGAL PROCEEDINGS

     Pivotal is currently in litigation with one of its business partners related to a breach of contract claim against the Company. While the results of the litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of this matter will not have a material adverse effect on Pivotal's business, financial condition, results of operations or cash flows.

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

     PREFERRED SHARES AND COMMON SHARES

     The holder of each common share has the right to one vote per share. The preferred shares can at any time and from time to time be issued in one or more series and the Board of Directors can determine the special rights and restrictions of each series including any dividend, conversion or redemption rights. During the year ended June 30, 2000, all issued and outstanding preferred shares and redeemable convertible preferred shares were converted into common shares.

     EMPLOYEE STOCK OPTION PLAN

     Under the terms of the 1999 Pivotal Incentive Stock Option Plan, as amended (the "Plan"), the Board of Directors may grant incentive and non-qualified stock options to employees, officers, directors, independent consultants and contractors of Pivotal and subsidiaries, partnerships, and joint ventures including directors thereof. Generally, Pivotal grants stock options with exercise prices equal to the quoted market value of the common shares on the date of grant, as determined by the Board of Directors. Options generally vest over a four-year period, but the Board of Directors may provide for different vesting schedules in particular cases. Options generally expire ten years from the date of grant.

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

     On November 15, 2001, Pivotal's shareholders approved changes to the Plan that increase the number of shares reserved for issuance pursuant to the Plan by (a) 1,000 common shares from 7,376 to 8,376 plus (b) amended the automatic increase on the first day of each fiscal year to equal 4% of the average number of common shares outstanding as used to calculate diluted earnings per share for the preceding year.

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

     A summary of stock option activity and information concerning currently outstanding and exercisable options is as follows:


                                                                                    Options Outstanding
                                                                                -------------------------------
                                                                   Options       Number of        Weighted
                                                                  Available        Common         Average
                                                                  for Grant        Shares      Exercise Price
                                                                                              (Expressed in US$,
                                                                                                except where
                                                                                                indicated)
                                                                 ----------     ----------    -----------------
         Balances, June 30, 1999                                    2,543          1,455         Cdn$ 6.07
                                                                 ----------     ----------    -----------------
            Options authorized                                        408              -                 -
            Options granted                                        (1,837)         1,837             23.12
            Options exercised                                           -           (375)             2.96
            Options cancelled                                         270           (270)            10.37
                                                                 ----------     ----------    -----------------
         Balances, June 30, 2000                                    1,384          2,647            $16.95
                                                                 ----------     ----------    -----------------
            Options authorized                                      1,500              -                 -
            Options granted                                        (2,341)         2,341             26.34
            Options exercised                                           -           (506)             6.14
            Options cancelled (net)                                   724           (811)            25.80
                                                                 ----------     ----------    -----------------
         Balances, June 30, 2001                                    1,267          3,671            $22.87
                                                                 ----------     ----------    -----------------
            Options authorized                                      1,800              -                 -
            Options granted                                        (4,196)         4,196              5.55
            Options exercised                                           -            (51)             1.46
            Options cancelled (net)                                 2,117         (2,030)            20.24
                                                                 ----------     ----------    -----------------
         Balances, June 30, 2002                                      988          5,786            $11.42
                                                                 ==========     ==========    =================

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



11.  SHAREHOLDERS' EQUITY (Continued)

     EMPLOYEE STOCK OPTION PLAN (CONTINUED)

     The following tables summarize information concerning outstanding and exercisable options at June 30, 2002:

                                                                                         Options Exercisable
                                                                                    ------------------------------
                                                                      Weighted                        Weighted
                                                     Average           Average                         Average
                                                    Remaining         Exercise                        Exercise
             Exercise Prices       Number          Contractual          Price           Number          Price
                per Share        Outstanding     Life (in years)      per Share       Exercisable     per Share
            -----------------   --------------    ---------------    ------------   ---------------   ------------
              $0.00  -  $5.85       2,928               8.9           $  4.27             488           $  3.01
              $5.85  - $11.70       1,514               9.0              8.05             309              8.39
              $11.70 - $17.55         242               7.6             12.52             105             12.70
              $17.55 - $23.40           6               7.3             19.82               4             19.83
              $23.40 - $29.25         445               8.0             25.16             203             25.29
              $29.25 - $35.10         143               7.6             31.48              63             31.53
              $35.10 - $40.95         198               8.3             36.17              74             36.22
              $40.95 - $46.80         139               7.0             43.14              68             42.98
              $46.80 - $52.65          87               7.6             51.08              43             51.15
              $52.65 - $58.50          84               8.3             58.50              32             58.50
            -----------------   --------------    ---------------    ------------   ---------------   ------------
               $0.00 - $58.50       5,786               8.7           $ 11.42           1,389           $ 16.02
            =================   ==============    ===============    ============   ===============   ============


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

     COMMON SHARES RESERVED FOR FUTURE ISSUANCE

     Pivotal has reserved common shares as of June 30, 2002 as follows:

         Exercise of stock options                                   6,774
         Employee Stock Purchase Plan                                  746
                                                             --------------
                                                                     7,520
                                                             ==============

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



11.  SHAREHOLDERS' EQUITY (Continued)

     EMPLOYEE STOCK OPTION PLAN (CONTINUED)

     Under APB Opinion No. 25, because the exercise price of Pivotal's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation expense of $473 was recorded during 1999 for those situations where the exercise price of an option was lower than the deemed fair value for financial reporting purposes of the underlying common stock. The deferred compensation is being amortized over the vesting period of the underlying options. Amortization of the deferred share-based compensation balance of $23 at June 30, 2002 will be completed during year ending June 30, 2003.

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

                                                                 Years Ended June 30,
                                                    ---------------------------------------------
                                                        2002             2001             2000
                                                    ------------     ------------     -----------
         Net loss
            As reported                              $  (95,945)        $(32,455)      $ (8,362)
            SFAS No. 123 pro forma                     (118,622)         (48,901)       (10,541)

         Basic and diluted loss per share
            As reported                              $    (3.99)        $  (1.40)      $  (0.45)
            SFAS No. 123 pro forma                   $    (4.93)           (2.11)         (0.57)


     Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years since SFAS No. 123 applies only to options granted after 1996.

     The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the years ended June 30, 2002, 2001 and 2000 were U.S.$4.35, U.S.$20.76 and U.S.$15.45 per share, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:


                                                                                 Years Ended June 30,
                                                                      ------------------------------------------
                                                                          2002           2001           2000
                                                                      ------------   -----------    ------------
         Assumptions
         Volatility factor of expected
            market price of Pivotal's shares                             118.4%         121.2%          85.0%
         Dividend yield                                                    0.0%           0.0%           0.0%
         Weighted average expected
            life of stock options (years)                             4.0 years      4.0 years      4.0 years
         Risk free interest rate                                           4.4%           5.0%           7.0%

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



12.  INCOME TAXES

     Details of the income tax provision (recovery) were as follows:

                                                   Years ended June 30,
                                         ---------------------------------------
                                            2002            2001          2000
                                         ----------     ----------    ----------
     Current
        Canadian                             $44           $(547)            $-
        Foreign                              342            1,050           557
                                         ----------     ----------    ----------
                                             386              503           557
     Deferred
        Canadian                               -                -             -
                                         ----------     ----------    ----------
     Income tax provision                   $386             $503          $557
                                         ==========     ==========    ==========


     The reported income tax provision differs from the amount computed by applying the Canadian basic statutory rate to the loss before income taxes. The reasons for this difference and the related tax effects are as follows:

                                                                                   Years ended June 30,
                                                                         ---------------------------------------
                                                                            2002            2001          2000
                                                                         ----------     ----------    ----------
     Canadian basic statutory tax rate                                         42%            45%          45%
                                                                         ----------     ----------    ----------
     Expected income tax recovery                                        $ (40,135)      $(14,378)     $(3,512)
     Foreign tax rate differences                                              (92)          (137)        (155)
     Goodwill amortization and other non-deductible expenses                21,767         10,087        2,661
     Research and development tax credits                                        -           (470)        (127)
     Benefit of losses not tax affected                                     14,833          3,407          389
     Benefit of temporary differences not recognized                         5,464          1,994        1,301
                                                                         ----------     ----------    ----------
                                                                         $     386       $    503      $   557
                                                                         ==========     ==========    ==========

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



12.  INCOME TAXES (Continued)

     Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of Pivotal's deferred tax assets and liabilities as of June 30, 2002 and 2001 are as follows:

                                                                                2002            2001
                                                                             -----------    -----------
         Deferred income tax assets
            Net operating tax loss carry-forwards                             $  14,870       $  6,158
            Research and development expenses                                       424            220
            Book and tax base differences on assets                               3,423          2,388
            Other                                                                    81             87
                                                                             -----------    -----------
         Total deferred income tax assets                                        18,798          8,853
         Valuation allowance for deferred income tax assets                     (18,798)        (8,853)
                                                                             -----------    -----------
         Net deferred income tax assets                                               -              -

         Deferred income tax liabilities
            Book and tax base differences on assets                                   -              -
                                                                             -----------    -----------
         Net deferred income tax liabilities included in accounts
            payable and accrued liabilities                                   $       -       $      -
                                                                             ===========    ===========


     Due to the uncertainty surrounding the realization of the deferred income tax assets in future income tax returns, Pivotal has a 100% valuation allowance against its deferred income tax assets. The net change in the total valuation allowance for the years ended June 30, 2002 and 2001 was a provision of $(9,945) and $(4,284), respectively.

     As of June 30, 2002, Pivotal has tax loss carry-forwards of approximately $35,404 available to reduce future years' income for tax purposes. These carry-forward losses expire at various dates between 2004 to 2009.


13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss consisted of the following:

                                                                 Years ended June 30,
                                                    -----------------------------------------------
                                                       2002               2001             2000
                                                    ----------        ----------        -----------
         Unrealized loss on
            available-for-sale securities            $   (90)           $  (203)           $    -
                                                    ==========        ==========        ===========

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



14.  CHANGE IN OPERATING ASSETS AND LIABILITIES

     The change in operating assets and liabilities was as follows:

                                                                       June 30,
                                                        -------------------------------------------
                                                            2002            2001            2000
                                                         ----------      ----------      ----------
         Accounts receivable                             $ 14,261         $(9,156)        $(7,511)
         Prepaid expenses                                  (1,410)           (761)           (545)
         Accounts payable and accrued liabilities          (8,910)          4,141           7,260
         Accrued restructuring costs                        5,438               -               -
         Deferred revenue                                  (1,483)          4,408           3,265
                                                         ----------      ----------      ----------
                                                         $  7,896         $(1,368)        $ 2,469
                                                         ==========      ==========      ==========


15.  RELATED PARTY TRANSACTIONS

     During the year ended June 30, 2000, Pivotal entered into an agreement to license software from a company with a former director in common under which Pivotal paid $350.

     During the year ended June 30, 2001, Pivotal loaned $250 to Vincent Mifsud, the previous Chief Operating Officer, Chief Financial Officer and Executive Vice President of Pivotal. This loan was made while Mr. Mifsud was still an officer of Pivotal, and was non-interest bearing, and was secured by shares of a private company. During the year ended June 30, 2002, Mr. Mifsud left the employment of Pivotal and the shares being held as security were subsequently sold and the proceeds of the sale, $250, were paid to Pivotal as repayment in full of the loan balance.

     During the year ended June 30, 2001, Pivotal loaned Cdn.$124 to Andre J. Beaulieu, General Counsel and Assistant Secretary of Pivotal. This loan is non-interest bearing, unsecured and pursuant to an agreement dated May 29, 2002, Cdn.$17 of the loan has been repaid and the outstanding balance of the loan will be repaid through future incentive bonuses payable to Mr. Beaulieu.

     On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal's Board of
     Directors on November 27, 2001. Pursuant to the consulting agreement, Pivotal agreed to pay Mr. Lochhead $12 per month in exchange for Mr. Lochhead providing a pre-determined number of monthly consulting hours. Mr. Lochhead may charge an additional fee if the pre-determined number of monthly consulting hours is exceeded. During the year ended June 30, 2002, Pivotal paid Mr. Lochhead a total of $211 pursuant to the agreement.

                               PIVOTAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars;
               all amounts in thousands except amounts per share)



16.  SEGMENTED INFORMATION

     Pivotal develops, markets, sells and supports Internet and corporate network-based software applications used for managing customer and selling partner relationships in one business segment.

     Pivotal licenses and markets its products internationally. Pivotal attributes revenue among the geographical areas based on the location of the customers involved. The following table presents a summary of revenues by geographical region:

                                                    Years ended June 30,
                                         ---------------------------------------
                                             2002          2001         2000
                                         ----------     -----------   ----------
     North America                          $36,722       $64,170      $38,507
     Europe, Middle East, Africa             25,818        23,661       11,373
     Asia Pacific, Latin America              7,076         8,323        3,673
                                         ----------     -----------   ----------
                                            $69,616       $96,154      $53,553
                                         ==========     ===========   ==========



     The following table presents a summary of property and equipment by geographic region:

                                                              June 30,
                                                     --------------------------
                                                        2002            2001
                                                     -----------     ----------
         Property and equipment
            North America                              $2,877          $7,420
            Europe, Middle East, Africa                 1,324           1,763
            Asia Pacific, Latin America                     -               -
                                                     -----------     ----------
                                                       $4,201          $9,183
                                                     ===========     ==========

Schedule II -- Valuation and Qualifying Accounts Years ended June 30, 2002, 2001 and 2000 (in thousands) Allowance for Doubtful Accounts


                                 Balance at                Additions              Additions
                                beginning of            charged to costs          charged to                            Balance at
Year                               year                   and expenses          other accounts       Write-offs         end of Year
----                               ----                   ------------          --------------       ----------         -----------
2002                              $2,260                     5,510                     --               6,066              $1,704
2001                              $  740                     3,312                     --               1,792              $2,260
2000                              $  334                       626                     --                 220              $  740


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The table below provides the names, ages, and positions with Pivotal of our executive officers and directors:

            NAME                            AGE                         POSITION
            ----                            ---                         --------
Kent Roger (Bo) Manning..............        44    President, Chief Executive Officer and a Director

Norman B. Francis....................        53    Chairman of the Board of Directors

Keith R. Wales.......................        57    Director

Divesh Sisodraker....................        33    Chief Financial Officer

Robert Douglas.......................        39    Executive Vice President, North American Sales and
                                                   Operations

Joseph Dworak........................        37    Senior Vice President, North American Services

Heather Claridge.....................        41    Chief People Officer

John O'Hara..........................        44    Executive Vice President, EMEA

James R. Warden......................        59    Senior Vice President, Asia Pacific and Latin
                                                   America Sales

Jesper Anderson......................        39    Executive Vice President, Products

Cathie Frazzini......................        35    Senior Vice President, Alliances

Jeremy A. Jaech......................        47    Director

Robert J. Louis......................        57    Director

Steven M. Gordon.....................        43    Director

Christopher Lochhead.................        34    Director

Howard Gwin..........................        44    Director
------------------

     KENT ROGER (BO) MANNING has served as President, Chief Executive Officer and a director since August 2001. Prior to joining Pivotal, Mr. Manning served as co-founder and Chief Executive Officer of Roundarch, a Customer Relationship Management solutions joint venture between Deloitte Consulting, BroadVision, and WPP Group (holding company for Ogilvy & Mather, Young & Rubicam Inc. and J. Walter Thompson), from January 2000 to August 2001. Mr. Manning served as Global CRM Co-Practice Leader, for Deloitte Consulting, from June 1995 to December 1999. Mr. Manning also served as a Consultant to Deloitte Consulting from April 1987 to May 1995. Prior to that, Mr. Manning served as National Sales Manager of Infopro from November 1984 to August 1987. Mr. Manning holds a Bachelor of Arts degree from the University of Michigan in Economics and received his Masters of Management in 1987, from the Kellogg School of Management at Northwestern University.

     NORMAN B. FRANCIS co-founded Pivotal in 1990 and has served a director since December 1990 and as President and Chief Executive Officer from December 1990 to August 2001. Mr. Francis' experience prior to co-founding Pivotal includes co-founding Basic Software Group Inc., an accounting software company, in 1979. Mr. Francis served as Basic Software Group's Vice President, Operations until the company was acquired by Computer Associates International, Inc., a software company, in 1985. Mr. Francis served as Vice President, Micro Products Division of Computer Associates International Inc. from 1985 to 1990. Mr. Francis is also a director of CREO Inc. Mr. Francis holds a Bachelor of Science degree in Computer Science from the University of British Columbia, Canada and is a Chartered Accountant.

     KEITH R. WALES co-founded Pivotal in 1990 and has served as a director since December 1990 and as Executive Vice President, Corporate Projects from January 2001 to May 2002. Mr. Wales also served as Chief Technical Officer from July 1999 through December 2000 and as Vice President, Research and Development from December 1990 through July 1999. Mr. Wales' experience prior to co-founding Pivotal includes co-founding Basic Software Group Inc., an accounting software company, in 1979. Mr. Wales served as Basic Software Group's Vice President, Research and Development until the company was acquired by Computer Associates International, Inc. in 1985. Mr. Wales served as Divisional Vice President, Research and Development of Computer Associates International, Inc. from 1985 to 1986. Mr. Wales holds a Bachelor of Science degree in Mathematics and a master's of science degree in Computer Science from the University of British Columbia, Canada.

     DIVESH SISODRAKER has served as Chief Financial Officer since October 2001. Mr. Sisodraker also served as Vice President, Corporate Development from December 2000 through September 2001 and as Director, Business Development from January 2000 through December 2000. Prior to joining Pivotal, Mr. Sisodraker served as Director, Finance and Treasurer of A.L.I. Technologies Inc. from September 1998 to December 1999. Prior to joining A.L.I Technologies Inc., Mr. Sisodraker held roles as an Investment Analyst with HSBC Capel Asia Limited and West Shore Ventures Limited from September 1995 to February 1998. Prior to this, Mr. Sisodraker worked as a Specialist/Senior Accountant with KPMG Chartered Accountants from January 1991 to September 1995. Mr. Sisodraker holds a Bachelor of Business Administration degree, Honours, from Simon Fraser University of Burnaby, British Columbia and is a Chartered Accountant.

     ROBERT DOUGLAS has served as Executive Vice President, North American Sales and Operation since October 2001. Prior to joining Pivotal, Mr. Douglas served as Vice President and General Manager of Siebel Systems Canada, Ltd. from August 1998 to October 2001. Prior to Siebel, Mr. Douglas served as Vice President, Central Canada of Oracle Corporation Canada Inc. from May 1997 to August 1998 and as Regional Manager from July 1995 to May 1997. Mr. Douglas is also a director of MKS, Inc. Mr. Douglas holds a bachelors' degree in Business from McMaster University of Hamilton, Ontario.

     JOSEPH H. DWORAK has served as Senior Vice President, North American Services and Support since October 2001. Prior to joining Pivotal, Mr. Dworak served as Senior Vice President, Global Proficiency Leader of Eloyalty Corporation from January 2001 to October 2001. Prior to Eloyalty, Mr. Dworak served as a Partner with Deloitte Consulting, leading a major portion of their Customer Relationship Management practice, from June 1994 to December 2000. Prior to that, Mr. Dworak worked in a variety of technical and managerial roles with FMC Corporation from January 1987 to May 1994. Mr. Dworak holds a Bachelor of Science degree in Computer Science and Computational Mathematics from Northern Illinois University and received his Masters of Business Administration degree, graduating Summa Cum Ladue, from Southern Methodist University's Cox School of Business.

     HEATHER E. CLARIDGE has served as Chief People Officer since October 2001, Vice President, Human Resources from July 2000 to October 2001 and Director, Human Resources from November 1998 to July 2000. Prior to joining Pivotal Corporation, Ms. Claridge served as Division Human Resources Manager for Motorola Inc's Wireless Data Division from January 1996 to November 1998, Manager Human Resources from July 1991 to January 1996 and Human Resources Specialist from November 1988 to July 1991. Prior to Motorola, Ms. Claridge was the Program Coordinator, Corporate Health and Wellness Programs for Telus (formally British Columbia Telephone Company) from September 1984 to November 1988. Ms. Claridge holds a Master of Arts degree in Organizational Design and Effectiveness from the Fielding Institute, Santa Barbara, CA, and a Bachelor's degree in Physical Education from the University of British Columbia, Canada.

     JOHN EDWARD O'HARA has served as Executive Vice President, Europe, Middle East & Africa assuming full profit & loss responsibility for the region since June 2001. Prior to joining Pivotal, Mr. O'Hara served as Managing Director UK and North Europe for Lotus Development Corporation, a wholly owned subsidiary of IBM, from January 2000 to June 2001, which focused on e-business and e-collaboration solutions (software licenses and services) for the enterprise market. While with Lotus Corporation, Mr. O'Hara also served as EMEA Sales and Strategy Director from January 1998 to December 1999 and as Director of Global Account Sales from March 1996 to December 1997. In addition to his experiences at Lotus, both before and after the acquisition of Lotus by IBM Corporation in 1996, Mr. O'Hara served as General Manager UK for "Electronic Software Publishing (ESP) Limited" a company specializing in representing and republishing software, in Europe, on behalf of predominantly US-based organizations trying to establish a presence in the European market. Mr. O'Hara has also worked for Procter & Gamble, Citibank Corporation and Beecham Group (now Glaxo SmithKline) in the early part of his career. Mr O'Hara holds a Bachelor of Science degree from the University of Wales Institute of Science & Technology (UWIST) and a Master of Science degree in Computer Science from the University of Manchester.

     JAMES R. WARDEN has served as the Senior Vice President of Asia Pacific and Latin America Sales since April 2001, and Vice President of Asia Pacific Sales from May 1999. Prior to joining Pivotal, Mr. Warden was the Vice President Baan Front Office Systems, Asia Pacific from August 1997 to May 1999 and Vice President International Aurum Software from January 1997 to August

1997, which was acquired by Baan. Mr. Warden also served as the Director of Sales and Operations Asia Pacific and Latin America for Continuus Software from August 1994 to January 1997. Prior to Continuus, Mr. Warden was the Vice President of Sales for Softool Corporation from September 1993 to August 1994. Mr. Warden was the Director of Latin American Sales and Operations for Unify Corporation from June 1986 to September 1993. Mr. Warden attended Fullerton College and majored in Industrial Electronics and Marketing.

     JESPER ANDERSON has served as Executive Vice President of Products since April 2002. Prior to joining Pivotal, Mr. Andersen served as Vice President of CRM Online Services at Oracle Corporation from August 1999 to March 2002. Mr. Andersen also served as a Senior Director of Development for Service Products in the Customer Relationship Management division at Oracle Corporation from May 1998 to July 1999. Prior to that, Mr. Andersen served as Development Director for Computer Resources International, Inc., the US subsidiary of a Danish Software Company from May 1996 to April 1998, and also as Sales Account Manager from October 1994 to April 1996. Prior to that Mr. Andersen served as a Software Developer and later as a Chief Architect and Software Development Manager at Computer Resources International A/S in Copenhagen, Denmark from September 1989 to January 1994. Mr. Andersen holds a Master's Degree in Computer Science from Aalborg University, Denmark in 1986.

     CATHIE FRAZZINI has served as Senior Vice President, Global Alliances since August 2001. Prior to joining Pivotal, Ms. Frazzini served as Senior Director, Worldwide Strategic Alliances, as Director, Worldwide Consulting Alliances, as Senior Manager, Sales Channel Operations, as Senior Manager, Strategic
Alliances, as Manager, Worldwide Employee and Partner Training, as Senior Technical Trainer and as Technical Consultant for J.D. Edwards and Company from February 1991 to August 2001. Prior to J.D. Edwards, Ms. Frazzini served as End User Support Specialist of Silgan Container Corporation from March 1989 to February 1991 and as Cost Accounting Analyst for Tri-Valley Growers from June 1988 to March 1989. Ms. Frazzini holds a Bachelor of Science degree in Computer Science from University of the Pacific, Stockton, California and a Master of Arts degree in Instructional Technology from University of Colorado, Denver, Colorado.

     JEREMY A. JAECH has served as a director since July 1996. Mr. Jaech currently serves as Managing Member, Poseidon Ventures LLC. Prior to Poseidon Ventures, Mr. Jaech served as Vice President for the Business Tools Division at Microsoft Corporation. Prior to Microsoft, Mr. Jaech co-founded Visio Corporation in September 1990, a supplier of enterprise-wide business diagramming and technical drawing software for Microsoft Windows, which was later sold to Microsoft. Prior to co-founding Visio Corporation, Mr. Jaech co-founded Aldus Corporation in 1984 and served as Vice President, Engineering. Aldus Corporation was purchased by Adobe Systems Incorporation in 1989. Mr. Jaech is also a director of Real Networks, Inc. Mr. Jaech holds a bachelor's degree in Mathematics and a master's degree in Computer Science from the University of Washington.

     ROBERT J. LOUIS has served as a director since June 1995. Since March 1999, Mr. Louis has served as President of Ventures West Management Ltd., a venture capital firm which he joined as an Executive Vice President in January 1991. Mr. Louis earned a Bachelor of Science degree and a Master's of Science degree from the University of Victoria, British Columbia, Canada and a Doctorate in Physics from the University of British Columbia, Canada.

     STEVEN M. GORDON has served as a director since November 2000. Mr. Gordon currently serves as Executive Vice President Administration and Chief Financial Officer to Casey Foundation. Prior to Casey Foundation, Mr. Gordon served as Strategic Advisor to Wavelink Corporation from March 2001 to September 2001, as Vice President of Microsoft Corporation from January 2000 to August 2000, as Senior Vice President and Chief Financial Officer of Visio Corporation from February 1997 to January 2000, as Vice President and Chief Financial Officer of Data I/O Corporation from October 1993 to February 1997, as Vice President, Finance of Data I/O Corporation from May 1992 to October 1993 and as Corporate Controller of Data I/O Corporation from April 1989 to May 1992. Mr. Gordon holds a Bachelor of Arts degree from Washington State University.

     CHRISTOPHER  LOCHHEAD has served as a director  since  November  2001.  Mr.
Lochhead co-founded Lochhead Corporation in January 2002, a management consulting firm and has served as its Chief Executive Officer since January 2002. Prior to Lochhead Corporation, Mr. Lochhead served as a part-time advisor, board member and management consultant from January 2001 to January 2002. Prior to this, Mr. Lochhead served as the Chief Marketing Officer of Scient Corp., an internet consulting firm from April 1998 to December 2000, as Executive Vice President of Vantive Corp., a customer relationship management software firm from June 1996 to April 1998, as President and Chief Executive Officer for Always an Adventure International from December 1993 to June 1996, as Director, Canada of Platinum Software Corp. from September 1991 to December 1993, as Director Sales and Marketing of BMS Corp. from December 1990 to September 1991, as Director Sales of Access Experts from February 1990 to December 1990 and as co-founder and partner of Roger Pierce & Associates from December 1987 to January 1990.

     HOWARD GWIN has served as a director since May 2002. Mr. Gwin is currently an executive management consultant, advising chief executive officers in the technology industry. Prior to being an executive management consultant, Mr. Gwin served as a Consultant at Solect Technology Group, a provider of billing, customer care and service management software from May 2000 to December 2000 and as President and Chief Executive Officer of Solect from February 2000 to April 2000. Prior to Solect, Mr. Gwin served as Executive Vice President, Worldwide Operations at Peoplesoft, Inc. from February 1999 to January 2000, as Senior Vice

President, International from January 1998 to January 1999, as Vice President, Europe from May 1996 to December 1997 and as Vice President, Canada from September 1994 to May 1996. Prior to Peoplesoft, Mr. Gwin served as General Manager of Strategic Operations of Xerox Corporation from October 1992 to August 1994. Mr. Gwin holds a Bachelor of Business Administration degree from Simon Fraser University, of Burnaby, British Columbia.


ITEM 11. EXECUTIVE COMPENSATION

The following table describes the compensation we paid to, or that was earned by, our chief executive officer and our four most highly compensated executive officers during the fiscal year ended June 30, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                              ANNUAL COMPENSATION                                               COMPENSATION

--------------------------------------------------------------------------------------------------------------------------
                                                            OTHER        ALL                 AWARDS                PAYOUTS
NAME AND PRINCIPAL      YEAR      SALARY       BONUS        ANNUAL      OTHER
     POSITION                                               COMPEN-     COMPEN-
                                                            SATION      SATION
                                                                                 -----------------------------------------
                                                                                      RESTRICTED     SECURITIES     LTIP
                                                                                     STOCK AWARDS    UNDERLYING    PAYOUTS
                                                                                                      OPTIONS
--------------------------------------------------------------------------------------------------------------------------
Norman B. Francis       2002           --          --           --             --        --            15,000        --
 Former President and   2001    US$115,011*  US$12,940*         --             --        --            25,000        --
 Chief Executive
 Officer (1)
                        2000    US$118,949*  US$53,708*         --             --        --            25,000        --
--------------------------------------------------------------------------------------------------------------------------
Kent Roger (Bo)         2002    US$298,145*  US$118,161*        --             --        --         1,000,000        --
Manning
 President and Chief
 Executive Officer(2)
--------------------------------------------------------------------------------------------------------------------------
John O'Hara             2002    US$202,049** US$64,994**  US$17,319(4)** US$14,432**     --           125,000        --
 Executive Vice         2001    US$4,219**                                               --                          --
 President, EMEA(3)
--------------------------------------------------------------------------------------------------------------------------
Robert Douglas          2002    US$170,236*  US$88,496*         --             --        --           300,000        --
 Executive Vice
 President, North
 American Sales and
 Operations (5)
--------------------------------------------------------------------------------------------------------------------------
Joseph H. Dworak        2002    US$190,737   US$78,385          --             --        --           125,000        --
 Senior Vice
 President,
 North American
 Services (6)
--------------------------------------------------------------------------------------------------------------------------
James R. Warden         2002    US$170,000   US$135,405         --             --        --            70,000         --
 Senior Vice            2001    US$133,750   US$54,580          --             --        --            10,000         --
 President, Asia
 Pacific and Latin
 America
                        2000    US106,250    US$127,713         --             --        --            10,000         --
-------------------------------------------------------------------------------------------------------------------------

* Compensation originally denominated in Canadian dollars has been converted using the average exchange rate during the year being 1.5686, 1.5216 and
     1.4706 for the years ended June 30, 2002, 2001 and 2000, respectively.

** Compensation originally denominated in British pounds has been converted using the average exchange rate during the year being 1.44321.

(1) Mr. Francis resigned as President and Chief Executive Officer on August 27, 2001. Mr. Francis did not draw a salary in fiscal 2002.
(2) Mr. Manning was appointed President and Chief Executive Officer on August 27, 2001.
(3)  Mr. O'Hara commenced employment on June 25, 2001.
(4)  Represents Mr. O'Hara's car allowance.
(5)  Mr. Douglas' salary is from October 23, 2001 to June 30, 2002.
(6)  Mr. Dworak's salary is from October 23, 2001 to June 30, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding stock option grants to our chief executive officer and our named executive officers during the fiscal year ended June 30, 2002. The potential realizable value of the options is calculated based on the assumption that the common shares appreciate at the annual rate shown, compounded annually, from the date of grant until the expiration of their term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future share price growth. Potential realizable values are computed by:

     o multiplying the number of common shares subject to a given option by the exercise price;

     o assuming that the aggregate share value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

     o    subtracting from that result the aggregate option exercise price.

                                                  INDIVIDUAL GRANTS
                          -------------------------------------------------------------
                                             % OF TOTAL                                         POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF        OPTIONS                                          ASSUMED ANNUAL RATES OF SHARE
                             SECURITIES      GRANTED TO        EXERCISE                      PRICE APPRECIATION FOR OPTION TERM
                             UNDERLYING     EMPLOYEES IN       PRICE PER   EXPIRATION   ----------------------------------------
       NAME                    OPTIONS       FISCAL YEAR         SHARE        DATE                5%                     10%
------------------        --------------- ----------------  ------------- ------------- ---------------------- -----------------
Kent Roger (Bo) Manning   500,000         11.92%            $7.93        Aug. 27, 2011  $2,493,567             $6,319,189
                          250,000         5.96%             $3.03        Nov. 1, 2011   $476,388               $1,207,260
                          250,000         5.96%             $6.35        Feb. 1, 2012   $998,370               $2,530,066
Norman B. Francis         15,000          0.36%             $3.829       Nov.16, 2011   $36,120                $91,537
John O'Hara               50,000          1.19%             $10.25       Jul. 27, 2011  $322,308               $816,713
                          75,000          1.79%             $3.91        Oct. 26, 2011  $184,423               $467,365
Robert Douglas            300,000         7.15%             $3.91        Oct. 26, 2011  $737,693               $1,869,460
Joseph Dworak             125,000         2.98%             $3.91        Oct. 26, 2011  $307,372               $778,942
James R. Warden           20,000          0.48%             $10.25       July 27, 2011  $128,923               $326,717
                          50,000          1.19%             $3.91        Oct. 26, 2011  $122,949               $311,577

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information regarding the exercise of options to purchase common shares by our Named Executive Officers during the fiscal year ended June 30, 2002. The value of unexercised in-the-money options is based on the closing price of our common shares on the Nasdaq National Market on July 2, 2002 of $3.75, minus the exercise price per share.

              AGGREGATED OPTIONS EXERCISED DURING 2002 FISCAL YEAR
                      AND FINANCIAL YEAR-END OPTION VALUES
                      ------------------------------------

                                                                     NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS AT
                                                                  OPTIONS AT FISCAL YEAR-END                 FISCAL YEAR-END
                                                                  --------------------------                 ---------------
                          SHARES ACQUIRED     VALUE
       NAME                 ON EXERCISE      REALIZED        EXERCISABLE     UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
------------------        --------------------------------   -----------------------------------  ----------------- ----------------
Kent Roger (Bo) Manning   0                    0             199,700          800,300             $22,500           $157,500
Norman B. Francis         0                    0             69,725           43,125              $0                $0
John O'Hara               0                    0             9,375            115,625             $0                $0
Robert Douglas            0                    0             50,000           250,000             $0                $0
Joseph Dworak             0                    0             0                125,000             $0                $0
James Warden              0                    0             18,000           78,750              $0                $0
------------------------

DIRECTOR COMPENSATION

We do not currently pay cash compensation to directors for serving on our board of directors, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings. We do not provide additional compensation for committee participation or special assignments of the board of directors. Of our directors, Messrs. Manning, Francis, Wales, Jaech, Gordon, Lochhead and Gwin received stock options for their participation on our board of directors for the year ended June 30, 2002. Mr. Manning received options to purchase 500,000 common shares at a price of $7.93 per share, options to purchase 250,000 common shares at a price of $3.03 per share and options to purchase 250,000 common shares at a price of $6.35 per share. Messrs. Francis, Wales, Jaech and Gordon received options to purchase 15,000 common shares at a price of $3.829 per share. Mr. Lochhead received options to purchase 40,000 common shares at a price of $4.150 per share. Mr. Gwin received options to purchase 40,000 common shares at a price of $4.93 per share.

EMPLOYMENT CONTRACTS

We entered into an employment contract with Kent Roger (Bo) Manning on August 22, 2001. Mr. Manning's current base salary is US$350,000 with a potential incentive compensation of US$300,000. Mr. Manning's salary is reviewed annually by the Compensation Committee of the board of directors. Mr. Manning was also granted 1,000,000 options to purchase common shares and is eligible to receive further grants in the future.

We entered into an employment contract with John O'Hara on June 5, 2001. Mr. O'Hara's current base salary is US$202,049 with a potential incentive compensation of US$144,321. Mr. O'Hara's salary is reviewed annually by the Compensation Committee. Mr. O'Hara was also granted 50,000 options to purchase common shares in Pivotal and is eligible to receive further grants in the future. Unde3r the terms of Mr. O'Hara's employment contract, should Pivotal choose to terminate Mr. O'Hara's employment within the first two years, Pivotal would have to pay certain amounts by way of severance which could exceed US$100,000.

We entered into an employment contract with Robert Douglas on October 21, 2001 Mr. Douglas' current base salary is US$250,000 with a potential incentive compensation of US$175,000. Mr. Douglas' salary is reviewed annually by the Compensation Committee. Mr. Douglas was also granted 300,000 options to purchase common shares in Pivotal and is eligible to receive further grants in the future.

We entered into an employment contract with Joseph Dworak on October 19, 2001. Mr. Dworak's current base salary is US$275,000 with a potential incentive compensation of US$125,000. Mr. Dworak's salary is reviewed annually by the Compensation Committee. Mr. Dworak was also granted 125,000 options to purchase common shares in Pivotal and is eligible to receive further grants in the future.

We entered into an employment contract with James Warden on May 18, 1999. Mr. Warden's current base salary is US$170,000 with a potential incentive compensation of US$220,000. Mr. Warden's salary is reviewed annually by the Compensation Committee. Pursuant to the employment contract entered in by Mr. Warden in May 1999, Mr. Warden was granted 10,000 options. Subsequent to entering into this agreement, Mr. Warden has received and is eligible to receive further grants in the future at the discretion of our board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No  interlocking   relationships   exist  between  our  board  of  directors  or
compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

The Compensation Committee of the board of directors currently consists of Jeremy A. Jaech, Robert J. Louis and Howard Gwin. None of Mr. Jaech, Mr. Louis or Mr. Gwin is or was an employee or officer of Pivotal or its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information concerning the beneficial ownership of our common shares as of August 1, 2002:

     o our current chief executive officer and our former chief executive officer;

     o    our four most highly compensated executive officers;

     o    each of our directors;

     o each shareholder that we are aware beneficially owns more than 5% of our outstanding common shares based upon statements filed with the Securities and Exchange Commission pursuant to sections 13(d) or 13(g) of the Securities and Exchange Act of 1934, as amended; and

     o    all our directors and executive officers as a group.

The principal address of each of the individuals identified below is 224 West Esplanade, Suite 300, North Vancouver, BC, Canada V7M 3M6, except where another address is listed.

                                                                       NUMBER OF SHARES         PERCENT OF COMMON
       NAME AND ADDRESS OF BENEFICIAL OWNER                           BENEFICIALLY OWNED          SHARES OWNED
-------------------------------------------------                 ------------------------- ------------------
Kent Roger (Bo) Manning (1)......................                           258,779                   1.07%
Norman B. Francis (2)............................                         2,042,575                   8.45%
Keith R. Wales (3)...............................                           953,925                   3.95%
Jeremy A. Jaech (4)..............................                            75,000                     *
Robert J. Louis (5)..............................                         1,559,458                   6.45%
Steven M. Gordon (6).............................                            15,000                     *
Christopher Lochhead.............................                             4,000                     *
Howard Gwin......................................                                 0                     *
John O'Hara (7) .................................                            22,009                     *
Robert Douglas (8) ..............................                            50,000                     *
Joseph H. Dworak.................................                             3,921                     *
James R. Warden (9) .............................                            25,499                     *
Ventures West Capital Limited (10)...............                         1,559,458                   6.45%
    280 -- 1285 West Pender Street
    Vancouver, BC V6E 4B1
All directors and executive officers as a group
(17 persons) (11)................................                          5,097,492                 21.09%
--------------

*    indicates less than one (1) percent.

(1) Includes 258,779 shares subject to options exercisable by Mr. Manning within 60 days of August 1, 2002.

(2) Includes (a) 400,800 shares held of record by The Francis Family Trust, a family trust for the benefit of Mr. Francis and his three children; (b)
     697,143 shares held of record by Boardwalk Ventures Inc., a holding company owned 50% by Mr. Francis and 50% by his spouse; and (c) 75,975 shares subject to options exercisable by Mr. Francis within 60 days of August 1, 2002. This information is derived from a Schedule 13G filed with the Securities and Exchange Commission by Mr. Francis on February 14, 2002.

(3) Includes (a) 378,572 shares held of record by Daybreak Software Inc., a holding company owned solely by Mr. Wales, of which Mr. Wales has sole voting power; (b) 28,125 shares subject to options exercisable by Mr. Wales within 60 days of August 1, 2002. Mr. Wales disclaims beneficial ownership of any shares held by his former spouse, Patricia Wales.

(4) Includes 75,000 shares subject to options exercisable within 60 days of August 1, 2002.

(5)  Includes  (a) 363,514  shares  held of record by Bank of  Montreal  Capital
     Corporation which is managed by Ventures West Management TIP Inc., an entity wholly owned by Ventures West Capital Ltd.; and (b) 1,195,944 shares held of record by VW B.C. Technology Investment Fund Limited Partnership, of which Ventures West Management B.C. Ltd. is the general partner.
     Ventures West Management B.C. Ltd. is wholly owned by Ventures West Capital
     Ltd. Mr. Louis, as President of Ventures West Capital Ltd., a venture capital firm with controlled subsidiaries which include Ventures West
     Management TIP Inc. and Ventures West Management B.C. Ltd., disclaims beneficial ownership of such shares except to the extent of his pecuniary interest. Mr. Louis claims that he does not have nor does he share in the control of the voting and investment power over these shares. This information is derived from a Schedule 13G filed with the Securities and Exchange


     Commission by Ventures West Capital Limited on January 30, 2002.

(6) Includes 15,000 shares subject to an option exercisable within 60 days of August 1, 2002.

(7) Includes 21,875 shares subject to options exercisable within 60 days of August 1, 2002.

(8) Includes 50,000 shares subject to options exercisable within 60 days of August 1, 2002.

(9) Includes 20,499 shares subject to options exercisable within 60 days of August 1, 2002.

(10) Includes  (a) 363,514  shares  held of record by Bank of  Montreal  Capital
     Corporation which is managed by Ventures West Management TIP Inc., an entity wholly owned by Ventures West Capital Ltd.; and (b) 1,195,944 shares held of record by VW B.C. Technology Investment Fund Limited Partnership, of which Ventures West Management B.C. Ltd. is the general partner.
     Ventures West Management B.C. Ltd. is wholly owned by Ventures West Capital
     Ltd. Mr. Louis, as President of Ventures West Capital Ltd., a venture capital firm with controlled subsidiaries which include Ventures West
     Management TIP and Ventures West Management B.C. Ltd., disclaims beneficial ownership of such shares except to the extent of his pecuniary interest.
     This information is derived from a Schedule 13G filed with the Securities and Exchange Commission by Ventures West Capital Limited on January 30,
     2002.

(11) Includes 622,002 shares subject to options exercisable within 60 days of August 1, 2002. Includes 8,759 shares and 13,750 shares subject to options exercisable within 60 days of August 1, 2002 by Matt Duncan, who was an executive officer on August 1, 2002 but resigned on August 15, 2002.


EQUITY COMPENSATION PLAN INFORMATION

  ---------------------------------------------------------------------------------------------------------------------------
           Plan Category             Number of Securities to be      Weighted-average Exercise         Number of Securities
                                      Issued upon Exercise of          Price of Outstanding          remaining available for
                                   Outstanding Options, Warrants   Options, Warrants and Rights    future issuance under Equity
                                             and Rights                                           Compensation Plans (excluding
                                                                                                     securities reflected in
                                                                                                           column (a))
  ---------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans                 5,786,416(1)                    $11.42(1)                     1,734,831(1)
  approved by security
  holders(1))
  ---------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans not                    --                           --                               --
  approved by security holders
  ---------------------------------------------------------------------------------------------------------------------------
  Total                                     5,786,416                       $11.42                        1,734,831
  ---------------------------------------------------------------------------------------------------------------------------

(1) All equity compensation plans are approved by shareholders and include the following:

     (a) Incentive Stock Option Plan: The Incentive Stock Option Plan includes compensation plans assumed in connection with the acquisition of Exactium Ltd. on June 2, 2000 and Simba Digital Technologies Inc. on
          June 26, 2000. There are 991 outstanding options under the plan assumed in the Exactium acquisition, with a weighted-average exercise price of $0.57. There are 187,854 outstanding options under the plan assumed in the Simba acquisition, with a weighted-average price of $22.40.

     (b) Employee Stock Purchase Plan: It is not possible to disclose the number of shares to be issued, as it is determined by employee payroll deductions during a subscription period. It is not possible to determine the weighted-average exercise price as the purchase price is defined as 85% of the lower of the fair market value at the beginning or end of a subscription period. There are 746,333 shares remaining available for future issuance under the Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2001, Pivotal loaned $250,000 to Vincent Mifsud, the previous Chief Operating Officer, Chief Financial Officer and Executive Vice President of Pivotal. This loan was made while Mr. Mifsud was still an officer of Pivotal, was non-interest bearing and was secured by shares of a private company. During the year ended June 30, 2002, Mr. Mifsud left the employment of Pivotal and the shares being held as security were subsequently sold and the proceeds of the sale, which were $250,000, were paid to Pivotal as repayment in full of the loan balance.

During the year ended June 30, 2001, Pivotal loaned Cdn$124,000 to Andre J. Beaulieu, General Counsel and Assistant Secretary of Pivotal. This loan is non-interest bearing, unsecured and pursuant to an agreement dated May 29, 2002, Cdn$16,890 of the loan has been repaid and the outstanding balance of the loan will be repaid through future incentive bonuses payable to Mr. Beaulieu.

On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal's Board of Directors on November 27, 2001. Pursuant to the consulting agreement, Pivotal agreed to pay Mr. Lochhead $12,000 per month in exchange for Mr. Lochhead providing a pre-determined number of monthly consulting hours. Mr. Lochhead may charge an additional fee if the pre-determined number of monthly consulting hours is exceeded. During the year ended June 30, 2002, Pivotal paid Mr. Lochhead a total of US$210,623 pursuant to this agreement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     1.   Index to Consolidated Financial Statements


                                                                         Page
          Independent Auditor's Report................................    52
          Consolidated Balance Sheets.................................    53
          Consolidated Statements of Operations.......................    54
          Consolidated Statements of Shareholders' Equity                 55
          Consolidated Statements of Cash Flows.......................    56
          Notes to Consolidated Financial Statements..................    57

                                                                         Page
     2.   Index to Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts.............    81


(b)  Reports on Form 8-K

     Not Applicable

(c)  Exhibits

EXHIBIT  NO.        DESCRIPTION

  2.1(1) Share Purchase Agreement by and between Pivotal and Pierre Marcel, Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999

  2.2(2) Stock Purchase Agreement among Pivotal and Industrial & Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000

  2.3(3) Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all of the Shares of Simba Technologies Inc. dated May 29, 2000

  3.1(4)            Memorandum and Articles

  4.1(4)            Specimen of common share certificate

  4.2(4)            Registration Rights (included in Exhibit 10.14)

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

 10.2(4)            Lease dated as of July 18, 1997 between  Sodican (B.C.) Inc.
                    and Pivotal for premises located in North Vancouver, B.C.

 10.3(4)            Lease dated as of May 26, 1998 between Novo  Esplanade  Ltd.
                    and Pivotal for premises located in North Vancouver, B.C.

 10.4(4) Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.

 10.5(4) Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

 10.6(4) Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington

 10.7(4) Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998

 10.8(4) Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

 10.9(4) Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

 10.10(4) Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

 10.11(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

 10.12(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

#10.13(4)           Form of Indemnity  Agreement  between  Pivotal and directors and officers of Pivotal

 10.14(4)           Investors' Rights Agreement dated January 15, 1999

 10.15(5)           Lease  dated  April  14,   2000  among   Deramore   Holdings
                    Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland

#10.16(5)           Employment  Agreement between Vince Mifsud and Pivotal dated
                    November 10, 1998

#10.17(6)           Exactium Ltd. 1999 Stock Option Plan

#10.18(7)           Simba Technologies Incentive Stock Option Plan, as amended

#10.19              Amended and Restated Incentive Stock Option Plan

 10.20(8) Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.

 10.21(8) First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

 10.22(8) Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

 10.23(8)           Lease dated September 1, 2000 between Landgem Office I, Ltd.
                    (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

 10.24(8) Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

 10.25(8) Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10.26(8)           Employment  Agreement  between  Kent Roger (Bo)  Manning and
                    Pivotal dated August 22, 2001

 10.27(8) Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

 10.28(8) Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

#10.29(9)           Consulting   Agreement  between  Lochhead   Corporation  and
                    Pivotal dated January 28, 2002

 10.30(10)          Loan Agreement  between  Canadian  Imperial Bank of Commerce and Pivotal dated December 31, 2001

#10.31              Employment  Agreement  between John O'Hara and Pivotal dated
                    June 5, 2001

#10.32 Employment Agreement between Robert Douglas and Pivotal dated October 21, 2001

#10.33              Employment  Agreement  between Joe Dworak and Pivotal  dated
                    October 19, 2001

#10.34              Employment  Agreement between James Warden and Pivotal dated
                    May 18, 1999

 10.35 Lease Amendment Agreement made as of April 22, 2002 between 354875 B.C. Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

 10.36              Modification  of Lease dated  January 8, 2002  between  B.C.
                    Rail Ltd. and Pivotal

 10.37 Sub-lease dated September 19, 2001 between The H.W. Wilson Company Inc. and Pivotal with respect to premises located in Dublin, Republic of Ireland

 10.38 Sub-lease dated August 18, 2000 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

 10.39 Lease Extension dated October 30, 2001 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

 10.40 Lease made May 7, 2000 between 1102758 Ontario Limited and Pivotal with respect to premises located in Toronto, ON

#10.41 Loan Agreement made as of January 29, 2001 between Pivotal and Andre Beaulieu

#10.42 Amendment of Loan Agreement dated May 29, 2002 between Pivotal and Andre Beaulieu

 10.43 Sub-lease dated August 29, 2000 between Pivotal and Primus Telecommunications (Canada) Inc. with respect to premises located in Vancouver, B.C.

 10.44 Amendment of Lease Extension dated April 29, 2002 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

 21.1               Subsidiaries of Pivotal

 23.1               Consent of Deloitte & Touche

 24.1               Powers of Attorney (included on signature page)

 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2
                    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------

#    Indicates management contract or compensatory plan or arrangement.
(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2001.
(9) Incorporated by reference to Pivotal's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(10) Incorporated by reference to Pivotal's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

                                   SIGNATURES

     Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia, Canada, on August 28, 2002.

                                     PIVOTAL CORPORATION
                                     (Registrant)


                                     By: /s/ Kent Roger (Bo) Manning
                                         -------------------------------------
                                         Kent Roger (Bo) Manning
                                        (President and Chief Executive Officer)

                               POWERS OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent Roger (Bo) Manning and Divesh Sisodraker, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents of them or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.


SIGNATURE                                  TITLE                    DATE
---------                                  -----                    ----


/s/ Kent Roger (Bo) Manning       President, Chief Executive    August 28, 2002
----------------------------      Officer and Director
Kent Roger (Bo) Manning



/s/ Divesh Sisodraker             Chief Financial Officer       August 28, 2002
----------------------------
Divesh Sisodraker


/s/ Keith R. Wales                Director                      August 28, 2002
----------------------------
Keith R. Wales


/s/ Norman B. Francis             Director                      August 28, 2002
----------------------------
Norman B. Francis


/s/ Jeremy A. Jaech               Director                      August 28, 2002
----------------------------
Jeremy A. Jaech


/s/ Christopher Lochhead          Director                      August 28, 2002
----------------------------
Christopher Lochhead


/s/ Robert J. Louis               Director                      August 28, 2002
----------------------------
Robert J. Louis


/s/ Steven M. Gordon              Director                      August 28, 2002
----------------------------
Steven M. Gordon


/s/ Howard Gwin                   Director                      August 28, 2002
----------------------------
Howard Gwin