Form 10-Q
period 2002-09-30
PIVOTAL CORP
filed 2002-11-14
CIK 1086329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-26867

                               PIVOTAL CORPORATION
             (Exact name of registrant as specified in its charter)

       BRITISH COLUMBIA, CANADA                                98-0366456
    (State or other Jurisdiction                            (I.R.S. Employer
        of incorporation)                                  Identification No.)

                          SUITE 700 - 858 BEATTY STREET
                      VANCOUVER, BRITISH COLUMBIA, V6B 1C1
                                     CANADA
                    (Address of principal executive offices)

                            Telephone (604) 699-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No ____

            COMMON SHARES OUTSTANDING AT November 1, 2002: 25,337,660

                               PIVOTAL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION..................................................1

        ITEM 1   Condensed Consolidated Financial Statements...................1

                 Condensed Consolidated Balance Sheets as of
                    September 30, 2002 and June 30, 2002.......................1

                 Condensed Consolidated Statements of Operations
                    for the Three Months Ended September 30, 2002 and 2001.....2

                 Condensed Consolidated Statement of Shareholders'
                    Equity for the Three Months ended September 30, 2002.......3

                 Condensed Consolidated Statements of Cash flows
                    for the Three Months Ended September 30, 2002
                    and 2001...................................................4

                 Notes to the Condensed Consolidated Financial Statements......5


        ITEM 2   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................10

        ITEM 3   Quantitative and Qualitative Disclosures About
                   Market Risk................................................21

        ITEM 4   Controls and Procedures......................................22

PART II OTHER INFORMATION.....................................................24

        ITEM 1   Legal Proceedings............................................24

        ITEM 2   Changes in Securities and Use of Proceeds....................24

        ITEM 3   Defaults Upon Senior Securities..............................24

        ITEM 4   Submission of Matters to a Vote of Security Holders..........24

        ITEM 5   Other Information............................................24

        ITEM 6   Exhibits and Reports on Form 8-K.............................24


Signature

Certifications

          PART I - ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               PIVOTAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)


                                                                                 September 30,             June 30,
                                                                                     2002                    2002
                                                                                 ------------            ------------
                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $    15,781             $   20,322
     Short-term investments                                                           14,505                 20,961
     Restricted Cash                                                                   1,477                      -
     Accounts receivable                                                               8,007                 11,100
     Prepaid expenses and other                                                        2,945                  2,546
                                                                                 ------------            ------------
         Total current assets                                                         42,715                 54,929

Property and equipment, net                                                            3,783                  4,201

Goodwill                                                                               7,308                  7,308

Acquired intangibles                                                                     236                    324

Other assets                                                                           1,587                  1,883
                                                                                 ------------            ------------
Total assets                                                                      $   55,629             $   68,645
                                                                                 ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                     $   13,707             $   16,414
     Current portion of accrued restructuring costs                                    1,554                  2,296
     Deferred revenue                                                                 10,926                 12,327
     Current portion of obligations under capital leases
       and long-term debt                                                                328                    320
                                                                                 ------------            ------------
         Total current liabilities                                                    26,515                 31,357

Non-current portion of accrued restructuring costs                                     2,851                  3,082

Non-current portion of obligations under capital leases and long-term debt               143                    423
                                                                                 ------------            ------------
Total liabilities                                                                     29,509                 34,862
                                                                                 ------------            ------------

Shareholders' equity:
     Preferred shares, undesignated, no par value;
       authorized shares - 20,000 at September 30, 2002 and
       June 30, 2002; no shares issued and outstanding                                     -                      -

     Common shares, no par value; authorized shares -
       200,000 at September 30, 2002 and June 30, 2002;
       issued and outstanding shares - 24,610 and 24,096
       at September 30, 2002 and June 30, 2002, respectively                         179,252                178,084

     Deferred share-based compensation                                                   (17)                   (23)

     Accumulated other comprehensive loss                                               (112)                   (90)

     Accumulated deficit                                                            (153,003)              (144,188)
                                                                                 ------------            ------------
Total shareholders' equity                                                            26,120                 33,783
                                                                                 ------------            ------------
Total liabilities and shareholders' equity                                        $   55,629             $   68,645
                                                                                 ============            ============


                             See accompanying notes.

                               PIVOTAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (EXPRESSED IN UNITED STATES DOLLARS,
                 ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                Three months ended
                                                                                   September 30,
                                                                               2002             2001
                                                                           -----------       ----------
Revenues:
     License                                                               $    3,215        $   6,053
     Services and maintenance                                                   9,092           10,077
                                                                           -----------       ----------
         Total revenues                                                        12,307           16,130
                                                                           -----------       ----------
 Cost of revenues:
     License                                                                      247              492
     Services and maintenance                                                   5,346            5,968
                                                                           -----------       ----------
         Total cost of revenues                                                 5,593            6,460
                                                                           -----------       ----------
Gross profit                                                                    6,714            9,670
                                                                           -----------       ----------
Operating expenses:
     Sales and marketing                                                        9,056           13,404
     Research and development                                                   3,991            5,103
     General and administrative                                                 2,030            5,206
     Restructuring costs and other charges                                          -            1,925
     Amortization of goodwill                                                       -            6,683
                                                                           -----------       ----------
         Total operating expenses                                              15,077           32,321
                                                                           -----------       ----------
Loss from operations                                                           (8,363)         (22,651)

Interest and other income (loss)                                                 (289)             218
                                                                           -----------       ----------
Loss before income taxes                                                       (8,652)         (22,433)

Income taxes                                                                      163              154
                                                                           -----------       ----------
Net loss                                                                   $   (8,815)       $ (22,587)
                                                                           ===========       ==========
Loss per share:
     Basic and diluted                                                     $    (0.36)       $   (0.94)

Weighted average number of shares used to calculate
  loss per share:
     Basic and diluted                                                         24,316           23,988



                             See accompanying notes.

                               PIVOTAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                      Common Shares and                      Accumulated
                                     Additional Paid-In      Deferred           Other                          Total
                                           Capital          Share-Based     Comprehensive     Accumulated   Shareholders'
                                     Shares      Amount     Compensation         Loss           (Deficit)       Equity
                                     ------      ------     ------------         ----           ---------       ------
Balance June 30, 2002                24,096     $178,084     $    (23)         $    (90)       $(144,188)      $33,783

Net loss                                  -            -            -                 -           (8,815)       (8,815)

Unrealized loss on                        -            -            -               (22)               -           (22)
   available-for-sale
   investment
                                                                                                              -----------
Comprehensive loss                                                                                              (8,837)
                                                                                                              -----------
Issuance of common shares on              4            3            -                 -                -             3
   exercise of stock options

Issuance of common shares                62          195            -                 -                -           195
   related to Employee Stock
   Purchase Plan

Issuance of common shares               448          970                                                           970
   related to prior year
   acquisitions

Amortization of share-based               -            -            6                 -                -             6
   compensation
                                   --------------------------------------------------------------------------------------
Balance September 30, 2002           24,610     $179,252     $    (17)         $   (112)       $(153,003)      $26,120
                                   ======================================================================================


                             See accompanying notes.

                               PIVOTAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            Three months ended
                                                                                               September 30,
                                                                                          2002               2001
                                                                                      -----------         ----------
Cash flows from operating activities:
     Net loss for the period                                                           $ (8,815)          $(22,587)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:

         Amortization of goodwill                                                             -              6,683
         Amortization of acquired intangibles                                                88                156
         Depreciation                                                                       520              1,038
         Amortization of deferred share-based compensation                                    6                 14

     Change in operating assets and liabilities:

         Accounts receivable                                                              3,093             11,229
         Prepaid expenses                                                                  (399)            (1,604)
         Accounts payable and accrued liabilities                                        (1,737)            (2,295)
         Accrued restructuring costs                                                       (973)                --
         Deferred revenue                                                                (1,401)            (2,141)
                                                                                      -----------         ----------
         Net cash used in operating activities                                           (9,618)            (9,507)
                                                                                      -----------         ----------
Cash flow from investing activities:
     Purchases, sales and maturities of short-term investments, net                       6,456              7,049
     Purchase of property and equipment                                                    (102)              (248)
     Proceeds from sale and leaseback of assets                                               -                289
     Change in restricted cash                                                           (1,477)                 -
     Change in (purchase) of long term investments and other assets                         274             (1,716)
                                                                                      -----------         ----------
         Net cash provided by investing activities                                        5,151              5,374
                                                                                      -----------         ----------
Cash flow from financing activities:
     Proceeds from issuance of common shares                                                198                624
     Repayment of obligations under capital lease                                          (272)              (289)
                                                                                      -----------         ----------
     Net cash provided by (used in) financing activities                                    (74)               335
                                                                                      -----------         ----------
Net decrease in cash and cash equivalents                                                 (4,541)           (3,798)

Cash and cash equivalents, beginning of period                                            20,322            13,247
                                                                                      -----------         ----------
Cash and cash equivalents, end of period                                               $  15,781          $  9,449
                                                                                      ===========         ==========


                             See accompanying notes.

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations for interim financial information of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In Pivotal's opinion, these financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial position, results of operations, cash flows and shareholders' equity for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal's Annual Report on Form 10-K for the year ended June 30, 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.  GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets".

SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addreses the initial recognition and measurement of assets required, including goodwill and intangibles, and liabilities assumed in a busines combination. The Company adoptd SFAS 141 on a prospective basis effective July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial statements, but will impact the accounting treatment of future acquisitions.

SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. In conjunction with the implementation of SFAS 142, Pivotal will complete an initial goodwill impairment assessment in the three month period ending December 31, 2002 to determine if a transition impairment change should be recognized under SFAS No. 142.

The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2003 and stopped amortizing goodwill totaling $7.3 million, thereby eliminating annual goodwill amortization of approximately $6.4 million in fiscal 2003. Net loss and net loss per share adjusted to exclude goodwill for the comparative period ended September 30, 2002 are as follows:


                                                 Three Months Ended
                                         September 30,        September 30,
                                            2002                  2001
                                       ------------------------------------
Net income (loss), as reported            $  (8,815)           $(22,587)
Adjustments:
  Amortization of goodwill                       -                6,683
                                       ------------------------------------
Net loss                                  $  (8,815)           $(15,904)
                                       ====================================
Basic and diluted net loss per
  share, as reported                      $  (0.36)            $  (0.94)
                                       ====================================
Basic and diluted net loss per
  share, adjusted                         $  (0.36)            $  (0.66)
                                       ====================================


3.   ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $2,135 and $1,704 at September 30, 2002 and June 30, 2002, respectively.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows:

                                                   September 30,     June 30,
                                                        2002           2002
                                                    -----------     ----------
Accounts payable                                     $ 7,754         $ 9,084
Accrued compensation                                   2,812           3,287
Accrued acquisition costs                                982           2,044
Other accrued liabilities                              2,159           1,999
                                                    -----------     ----------
                                                     $13,707         $16,414
                                                    -----------     ----------

5.   LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                        Three months ended
                                                                           September 30,
                                                                        2002           2001
                                                                        ----           ----
Net loss (A)                                                         $ (8,815)       $(22,587)
Weighted average number of common shares outstanding (B)               24,316          23,988

Loss per share:
         Basic and diluted (A/B)                                     $  (0.36)         $(0.94)

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


6.   SEGMENTED INFORMATION

Pivotal performs the development, marketing, and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships. Pivotal licenses and markets products internationally and is in a single industry segment, specifically the license, implementation and support of its software. Pivotal's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for the purpose of making operating decisions and assessing financial performance.

During the three months ended September 30, 2002 and 2001, no single customer accounted for 10% or more of total revenue.

7.   RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

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

There were no restructuring or asset impairment charges recorded for the quarter ended September 30, 2002. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

The following summarizes the activity in the June 30, 2002 restructuring liability during the three month period ended September 30, 2002:

                                         Severance         Excess            Contract       Total
                                            and         Facilities/Asset    Settlement
                                          Benefits        Impairments      Costs/Other
                                       -----------------------------------------------------------
Reserve balances, June 30, 2002            $ 295            $4,331           $  752        $ 5,378
Restructuring charges, quarter ended           -                 -               -              -
September 30, 2002
Cash payments                               (216)             (404)           (353)          (973)
                                       -----------------------------------------------------------
Reserve balances, September 30, 2002       $  79            $3,927           $ 399         $4,405

Current Portion                            $  79            $1,076           $ 399         $1,554
                                       -----------------------------------------------------------
Non-current Portion                            -            $2,851               -         $2,851
                                       ===========================================================

                               PIVOTAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
                             EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


8.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, Pivotal does not expect the adoption of this statement to have a material impact on the Company's financial statements.


9.   EMPLOYEE STOCK OPTION PLAN

Under APB Opinion No. 25, because the exercise price of Pivotal's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Deferred compensation expense of $473 was recorded during 1999 for those situations where the exercise price of an option was lower than the deemed fair market value for financial reporting purposes of the underlying common stock. The deferred compensation is being amortized over the vesting period of the underlying options. Amortization of the deferred share-based compensation balance of $17 at September 30, 2002 will be completed during the year ending June 30, 2003.

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

                                                       Three months ended
                                                          September 30,
                                                     2002              2001
                                                     ----              ----
Net loss
        As reported                               $ (8,815)          $(22,587)
         SFAS No. 123 pro forma                    (15,031)           (29,215)

Basic and diluted loss per share:
         As reported                              $  (0.36)          $  (0.94)
         SFAS No. 123 pro forma                   $  (0.62)          $  (1.22)


Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years since SFAS No. 123 applies only to options granted after 1996.

The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the quarters ended September 30, 2002 and 2001 were U.S. $1.87, and U.S. $4.35 per share, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:

                                                          Three months ended
                                                             September 30,
                                                         2002              2001
                                                         ----              ----

Assumptions

Volatility factor of expected
          market price of Pivotal's shares                 127%          118.4%
Dividend yield                                             0.0%            0.0%

Weighted average expected:
         life of stock options (years)                4.0 years       4.0 years
Risk free interest rate                                    3.0%            4.4%


10.   RELATED PARTY TRANSACTIONS

During the year ended June 30, 2001, Pivotal loaned Cdn$124 to its General Counsel and Assistant Secretary. This loan is non-interest bearing, unsecured and pursuant to an agreement dated May 29, 2002, Cdn$23 of the loan has been repaid and the outstanding balance of the loan will be repaid through future incentive bonuses.

On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal's Board of Directors on November 27, 2001. Pursant to the consulting agreement, Pivotal has agreed to pay Mr. Lochhead a retainer of $12 per month in exchange for Mr. Lochhead providing a pre-determined number of monthly consulting hours. Mr. Lochhead may charge an additional fee if the pre-determined number of monthly consulting hours is exceeded. During the three month period ended September 30, 2002, Pivotal paid Mr. Lochhead $47 pursuant to the agreement. The consulting agreement with Christopher Lochhead was terminated effective September 30, 2002.

11.  SUBSEQUENT EVENTS

On October 3, 2002, Pivotal announced the signing of a definitive agreement to acquire all of the issued and outstanding shares of MarketFirst Software Inc. The acquisition was completed on October 23, 2002. The purchase price consisted of 725 shares of common stock of Pivotal Corporation and cash of $55.

On October 3, 2002, Pivotal announced the implementation of restructuring plans, which primarily consist of reductions in workforce and discretionary expenditures and the consolidation of excess facilities. The restructuring plans include a reduction in the number of employees by 16% from 500 employees to approximately 420 employees, which includes approximately 30 employees from the MarketFirst merger. We expect to recognize a charge to operations of between $5.8 million and $9.2 million in the quarter ending December 31, 2002. Total cash outlays under the restructuring are expected to be approximately $5 million to $8 million, and relate primarily to costs associated with vacating facilities and the reduction of our workforce. Approximately $2 million to $3 million in costs associated with reduction of our workforce will be paid in the three month period ending December 31, 2002, and the remaining costs associated with vacating facilities will generally be paid over the remaining lease terms, which range from one to ten years. The total restructuring charge and related cash outlay are based on management's estimates, which may change as the restructuring plan is finalized. Additional charges may be incurred in future periods depending on business conditions.

12.  COMPARATIVE FIGURES

Certain   comparative   figures  have  been   reclassified  to  conform  to  the
presentation adopted in the current period.

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

FORWARD-LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading "Risk Factors" in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

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

OVERVIEW

Pivotal Corporation offers Customer Relationship Management (CRM) software and related services that enable mid-sized enterprises worldwide to acquire, serve and manage their customers. Pivotal's target customers are companies and business units in the revenue range of $100 million to $3 billion. Customer Relationship Management products and services automate and manage marketing, selling and servicing processes. We refer to our software as the Pivotal CRM Suite. The Pivotal CRM Suite is designed to complement and integrate with a business' supply chain, therefore enabling businesses to improve efficiency and increase revenue.

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

Our common shares are listed on the Nasdaq National Market under the symbol "PVTL" and on the Toronto Stock Exchange under the symbol "PVT". Our head office is located at Suite 700 - 858 Beatty Street, Vancouver, British Columbia, Canada V6B 1C1, and our telephone number is (604) 699-8000. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

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

On January 24, 2002, we announced the availability of our advanced integration product - Pivotal Integration Engine, a technology that has been designed to cost-effectively integrate and synchronize our Customer Relationship Management software with back-office and legacy systems.

On October 3, 2002, we announced corporate restructuring initiatives, which included a company-wide workforce reduction representing approximately 27% of our total workforce, consolidation of excess facilities and restructuring of certain business functions. We believe that this new headcount enables us to align with both the current demand in the market for customer relationship management and electronic business products as well as the anticipated growth within that same market. We expect to recognize a charge to operations of between $5.8 million and $9.2 million in the quarter ending December 31, 2002. Total cash outlays under the restructuring are expected to be approximately $5 million to $8 million, and relate primarily to costs associated with vacating facilities and the reduction of our workforce. Approximately $2 million to $3 million in costs associated with reduction of our workforce will be paid in the three month period ending December 31, 2002, and the remaining costs associated with vacating facilities will generally be paid over the remaining lease terms, which range from one to ten years. The total restructuring charge and related cash outlay are based on management's estimates, which may change as the restructuring plan is finalized. Additional charges may be incurred in future periods depending on business conditions and management's ability to achieve targeted expense levels.

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

RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended September 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

                                                                       Three months ended
                                                                          September 30,
                                                                       2002         2001
                                                                       ----         ----
CONSOLIDATED STATEMENT OF OPERATIONS
  Revenues:
    Licenses                                                            26%           38%
    Services and maintenance                                            74%           62%
                                                                   -------------------------
       Total revenues                                                  100%          100%
                                                                   -------------------------
  Cost of Revenues:
    Licenses                                                             2%            3%
    Services and maintenance                                            43%           37%
                                                                   -------------------------
       Total cost of revenues                                           45%           40%
                                                                   -------------------------
  Gross profit                                                          55%           60%
                                                                   -------------------------
  Operating Expenses:
    Sales and marketing                                                 74%           83%
    Research and development                                            32%           31%
    General and administrative                                          16%           32%
    Restructuring costs and other charges                                 -           12%
    Amortization of goodwill and identifiable intangible                  -           42%
                                                                   -------------------------
       Total operating expenses                                        122%          200%
                                                                   -------------------------
  Loss from operations                                                 (67)%        (140)%
  Interest and other income (loss)                                      (2)%           1%
                                                                   -------------------------
  Loss before income taxes                                             (69)%        (139)%
  Income tax expense                                                     1%            1%
                                                                   -------------------------
  Net loss                                                             (70)%        (140)%
                                                                   =========================

REVENUES

Total revenues decreased 24% to $12.3 million for the three months ended September 30, 2002 compared to $16.1 million for the quarter ended September 30, 2001. This decrease is attributable to a 47% decrease in license revenues and a 10% decrease in services and maintenance revenues.

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

Licenses

Revenues from licenses were $3.2 million for the three months ended September 30, 2002, compared to $6.1 million for the quarter ended September 30, 2001.

Our revenue from licenses decreased as a result of the continued economic slowdown through 2002 and the resulting impact on corporate capital spending. We have observed an overall reduction in corporate capital budgets and continue to experience longer and less predictable selling cycles. Our license revenue growth depends on the overall demand for customer relationship management products, and the overall demand for our software depends in large part on the general economic and business conditions. Additionally, we experienced contract losses and delays in concluding contracts with some customers due to customer concerns over the rapid decline of our stock price in the latter half of September 2002 and whether such decline indicated issues within the company.

Revenues from licenses represented 26% and 38% of total revenues for the quarters ended September 30, 2002 and 2001, respectively. No single customer accounted for 10% or more of our revenues for the quarters ended September 30, 2002 and 2001. The decline in license revenues in the first quarter of 2002 occurred largely in our North American and European operations. North American license revenues accounted for 45% and 61% of total license revenues in the quarters ended September 30, 2002 and 2001, respectively.

During the quarter ended September 30, 2002, we recognized no software license revenue from transactions with vendors where we purchased goods or services from those vendors at or about the same time as the software license transactions.

Services and Maintenance

Revenues from services and maintenance decreased 10% to $9.1 million from $10.1 million for the quarters ended September 30, 2002 and 2001, respectively. During the quarter ended September 30, 2002, we experienced an increase of $0.4 million in revenues from technical support and maintenance contracts, which entitle the customer to new versions of the solutions and to technical support and maintenance services, and a decrease of $1.4 million in revenues from implementation, education and consulting service engagements.

Our revenues from services and maintenance represented 74% and 62% of total revenues for the quarters ended September 30, 2002 and 2001, respectively. We believe that future revenues from services and maintenance will decrease as a percentage of total revenues as license revenues are anticipated to strengthen at a greater rate than service and maintenance revenues. We plan to continue to rely on third parties to provide a large part of implementation services to our customers rather than providing those services directly.

COST OF REVENUES

Total cost of revenues decreased 13% to $5.6 million, or 45% of total revenues, from $6.5 million, or 40% of total revenues, for the quarters ended September 30, 2002 and 2001, respectively. The decrease in total cost of revenues was due to decreased revenues, as well as reduced headcount and related allocations for services and maintenance following our restructuring in the second quarter of fiscal 2002. The increase in cost of revenues as a percentage of total revenues is due to a change in revenue mix between services and maintenance revenues versus license revenues in the September 2002 quarter compared to the September 2001 quarter.

Licenses

Cost of revenues from licenses decreased to approximately $0.2 million from $0.5 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease is due primarily to the decline in license revenues compared to prior quarters. Cost of revenues from licenses as a percentage of revenues from licenses was 8% for both the quarters ended September 30, 2002 and 2001.

The cost of licenses as a percentage of license revenue remains similar to prior quarters but can fluctuate quarter to quarter depending on sales mix and costs of third-party technology integrated with our solutions.

Services and Maintenance

Cost of revenues from services and maintenance consists of personnel and other expenses relating to providing maintenance and customer support, education and consulting services. Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education and consulting services. Support and maintenance services involve the delivery of software upgrades, which our customers download and install themselves and customer support. Education and consulting services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

Cost of revenues from services and maintenance decreased 10% to $5.3 million from $6.0 million for the quarters ended September 30, 2002 and 2001, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 59% for both the quarters ended September 30, 2002 and 2001.

OPERATING EXPENSES

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to advertising, trade shows, direct mail, online marketing and promotion.

Sales and marketing expenses decreased 32% to $9.1 million from $13.4 million for the quarters ended September 30, 2002 and 2001, respectively. The decreased expenditures for the three month period ending September 30, 2002 is the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans in the second quarter of fiscal 2002 as well as increased operating efficiencies and decreased commissions due to lower sales. Sales and marketing expenses decreased as a percentage of total revenues to 74% from 83% for the quarters ended September 30, 2002 and 2001, respectively.

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

Research and development expenses decreased 22% to $4.0 million from $5.1 million for the quarters ended September 30, 2002 and 2001, respectively. This decrease is a result of a reduction in employees and contract labor following the implementation of our restructuring plans in the second quarter of fiscal 2002. Research and development expenses were 32% of total revenues for both quarters ended September 30, 2002 and 2001, respectively.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and human resources. General and administrative expenses also include legal and other professional fees and bad debt expense.

General and administrative expenses decreased 61% to $2.0 million from $5.2 million for the quarters ended September 30, 2002 and 2001, respectively. General and administrative expenses were 16% and 32% of total revenues for the quarters ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses was due to the fact that general and administrative expense for the quarter ended September 30, 2001 included a $1.9 million charge for doubtful accounts receivable as well as due to the impact of reduced personnel and facilities costs following our restructuring in the second quarter of fiscal 2002.

Restructuring Costs and other Charges

During the year ended June 30, 2002, in light of the significant downturn in the North American and global economies, and the related impact on corporate capital spending, management approved restructuring plans to align Pivotal's cost structure with management's revised revenue expectations. In connection with these plans, Pivotal recorded charges of $53.6 million related to both restructuring activities and intangible asset writedowns. These charges included restructuring costs of $20.6 million associated with workforce reduction, consolidation of excess facilities, contract settlements and tangible asset impairments. In addition, Pivotal recorded a charge of $33.0 million related to the impairment of previously recorded goodwill and other purchased intangible assets. Pivotal may incur additional restructuring charges in subsequent periods.

There were no restructuring or asset impairment charges recorded for the quarter ended September 30, 2002. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

The following summarizes the activity in the June 30, 2002 restructuring liability during the three month period ended September 30, 2002, expressed in United States dollars; all amounts in thousands:

                                        Severance         Excess         Contract       Total
                                       and Benefits  Facilities/Asset   Settlement
                                                       Impairments      Costs/Other
                                       ---------------------------------------------------------
Reserve balances, June 30, 2002            $ 295          $4,331           $752         $5,378
Restructuring charges, quarter ended           -               -              -              -
September 30, 2002
Cash payments                               (216)           (404)          (353)          (973)
                                       ---------------------------------------------------------
Reserve balances, September 30, 2002       $  79          $3,927           $399         $4,405

Current Portion                            $  79          $1,076           $399         $1,554
                                       ---------------------------------------------------------
Non-current Portion                            -          $2,851              -         $2,851
                                       =========================================================


As a result of this restructuring, we have achieved annualized savings of approximately $32 million in cost of revenues and operating expenses based on the expenditure levels at the time of this restructuring.

Amortization of Goodwill

There was no charge for amortization of goodwill in the quarter ended September 30, 2002. Amortization of goodwill was $1.6 million for the quarter ended September 30, 2001. Due to our adoption of SFAS No. 141 and 142 on July 1, 2002, we no longer amortize goodwill. We will complete an initial goodwill impairment assessment to determine whether we will be required to recognize a transition goodwill impairment charge under SFAS No. 142 in the three months period ending December 31, 2002. See "Recent Accounting Pronouncements".

Interest and Other Income (Loss)

Interest and other income (loss) consists of earnings on cash and cash equivalents and short-term investments net of interest expense, foreign exchange gains and losses, and gains and losses on investments. Interest and other income
(loss) was ($289,000) and $218,000 for the quarters ended September 30, 2002 and 2001, respectively. In the quarter ended September 30, 2002, interest and other income (loss) was impacted by lower cash and short term investment balances held during the period. For the quarters ended September 30, 2002 and 2001, respectively, interest and other income included a foreign exchange loss of
$380,000 and $263,000. The foreign exchange loss was a result of the appreciation of the United States dollar relative to the functional currencies of our European, Australian and Japanese subsidiaries. The other components of interest and other income were not material for the periods presented.

Income Taxes

The provision for income taxes was $163,000 and $154,000 for the three months periods ended September 30, 2002 and 2001, respectively. These income tax amounts were attributable to our operations in the United States, the United Kingdom and France.

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


Quarterly results of operations, expressed in United States dollars; all amounts in thousands:

                                                                       Three months ended
                              ----------------------------------------------------------------------------------------------
                              Sept. 30,   June 30,      Mar. 31,      Dec. 31,   Sept. 30,   June 30,    Mar. 31,  Dec. 31,
                                2002        2002          2002          2001        2001       2001        2001      2000
                              ---------  ---------     ---------     ---------   ---------  ---------   ---------  ---------
Revenues:
  License                     $ 3,215      $8,849        $7,510        $6,870      $6,053     $12,028     $16,368   $16,346
  Services and maintenance      9,092      10,223        10,206         9,828      10,077      10,216      10,271     9,705
----------------------------------------------------------------------------------------------------------------------------
    Total revenues             12,307      19,072        17,716        16,698      16,130      22,244      26,639    26,051
----------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
  License                         247         522           385           557         492         946       1,009       979
  Services and maintenance      5,346       5,443         5,025         5,895       5,968       6,108       5,591     5,299
----------------------------------------------------------------------------------------------------------------------------
    Total cost of               5,593       5,965         5,410         6,452       6,460       7,054       6,600     6,278
      revenues
----------------------------------------------------------------------------------------------------------------------------
Gross profit                    6,714      13,107        12,306        10,246       9,670      15,190      20,039    19,773
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing           9,056       8,803         8,734        10,476      13,404      14,129      12,689    12,914

                                                                       Three months ended
                              ----------------------------------------------------------------------------------------------
                              Sept. 30,   June 30,      Mar. 31,      Dec. 31,   Sept. 30,   June 30,    Mar. 31,  Dec. 31,
                                2002        2002          2002          2001        2001       2001        2001      2000
                              ---------  ---------     ---------     ---------   ---------  ---------   ---------  ---------
  Research and development      3,991       3,720         3,636         4,660       5,103       5,228       5,096     4,509
  General and                   2,030       2,774         2,060         2,780       5,206       6,904       2,787     2,100
    administrative
  Restructuring costs and
    other charges                   -       2,147             -        49,504       1,925           -           -         -
  Amortization of
    goodwill and                    -       1,594         1,593         6,131       6,683       6,594       6,068     5,405
    Intangible assets
----------------------------------------------------------------------------------------------------------------------------
    Total operating expenses   15,077      19,038        16,023        73,551      32,321      32,855      26,640    24,928
----------------------------------------------------------------------------------------------------------------------------
Loss from operations           (8,363)     (5,931)       (3,717)      (63,305)    (22,651)    (17,665)     (6,601)   (5,155)

Other income (loss)
  Interest and other
    income (loss)                (289)        245           345           481         218       1,352         994       644
  Impairment of                     -      (1,244)            -             -           -           -           -         -
    investments
----------------------------------------------------------------------------------------------------------------------------
                                 (289)       (999)          345           481         218       1,352         994       644

Loss before income taxes       (8,652)     (6,930)       (3,372)      (62,824)    (22,433)    (16,313)     (5,607)   (4,511)

Income tax expense (recovery)     163          60            (8)          180         154         344          56       170
----------------------------------------------------------------------------------------------------------------------------
Net loss                      $(8,815)    $(6,990)      $(3,364)     ($63,004)   $(22,587)   $(16,657)    $(5,663)  ($4,681)
============================================================================================================================


Quarterly results of operations on a percentage of revenue basis:

                                                                       Three months ended
                              ----------------------------------------------------------------------------------------------
                              Sept. 30,   June 30,      Mar. 31,      Dec. 31,   Sept. 30,   June 30,    Mar. 31,  Dec. 31,
                                2002        2002          2002          2001        2001       2001        2001      2000
                              ---------  ---------     ---------     ---------   ---------  ---------   ---------  ---------
REVENUES:
     License                      26%         46%          42%          41%          38%         54%        62%        63%
     Services and maintenance     74%         54%          58%          59%          62%         46%        38%        37%
----------------------------------------------------------------------------------------------------------------------------
      Total revenues             100%        100%         100%         100%         100%        100%       100%       100%
----------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
     License                       2%          3%           2%           3%           3%          4%         4%         4%
     Services and                 43%         28%          29%          36%          37%         28%        21%        20%
maintenance
----------------------------------------------------------------------------------------------------------------------------
      Total cost of revenues      45%         31%          31%          39%          40%         32%        25%        24%
----------------------------------------------------------------------------------------------------------------------------
Gross profit                      55%         69%          69%          61%          60%         68%        75%        76%
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Sales and marketing          74%         46%          49%          63%          83%         63%        48%        50%
     Research and
       development                32%         20%          21%          28%          31%         23%        19%        17%
     General and
       administrative             16%         15%          12%          17%          32%         31%        10%         8%
     Restructuring costs
       and other charges           -          11%           -          296%          12%           -          -          -
     Amortization of
       goodwill and intangible
       assets                      -           8%           8%          36%          42%         30%        23%        21%
----------------------------------------------------------------------------------------------------------------------------
      Total operating
        expenses                 122%        100%          90%         440%         200%        147%       100%        96%
----------------------------------------------------------------------------------------------------------------------------

Loss from operations            (67)%       (31)%        (21)%       (379)%       (140)%       (79)%      (25)%      (20)%

Other income (loss)
  Interest and other
    income (loss)                (2)%          1%           2%           3%           1%          6%         4%         3%
  Impairment of
    investments                               (6%)          --           --           --          --         --          --
----------------------------------------------------------------------------------------------------------------------------
                                 (2)%         (5%)          2%           3%           1%          6%         4%          3%

Loss before income taxes        (69)%       (36)%        (19)%       (376)%       (139)%       (73)%      (21)%      (17)%

                                                                       Three months ended
                              ----------------------------------------------------------------------------------------------
                              Sept. 30,   June 30,      Mar. 31,      Dec. 31,   Sept. 30,   June 30,    Mar. 31,  Dec. 31,
                                2002        2002          2002          2001        2001       2001        2001      2000
                              ---------  ---------     ---------     ---------   ---------  ---------   ---------  ---------
Income tax expense                 1%         (1)%           -           1%           1%          2%          -         1%
(recovery)
----------------------------------------------------------------------------------------------------------------------------
Net loss                        (70)%        (37)%       (19)%       (377)%       (140)%       (75)%      (21)%      (18)%
============================================================================================================================


We believe the decrease in revenue in the quarter ended September 30, 2002 as compared to prior quarters was a result of the global economic slowdown and related reluctance of companies to acquire significant software and systems during this time. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European license revenues in the quarters ended September 30.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had $15.8 million in cash and cash equivalents, $14.5 million in short-term investments, $1.5 million in restricted cash, and $16.2 million in total working capital. Our combined cash and cash equivalents, short-term investments, and restricted cash balance decreased to $31.8 million at September 30, 2002 from $41.3 million at June 30, 2002. Our working capital decreased to $16.2 million at September 30, 2002 from $23.6 million at June 30,2002. This decrease was principally due to the net loss for the period, which was partially offset by a significant decrease in accounts receivable.

Net cash used in operating activities was $9.6 million and $9.5 million for the three months ended September 30, 2002 and 2001, respectively.

Net cash provided by investing activities was $5.2 million and $5.4 million for the three months ended September 30, 2002 and 2001. During the three months ended September 30, 2002 and 2001, we received proceeds of $6.5 million and $7.0 million, respectively, from the sale and maturity of short-term investments. Net capital expenditures were $0.1 and $0.2 for the three months ended September 30, 2002 and 2001, respectively.

Net cash used in financing activities was $0.07 million for the three months ended September 30, 2002, compared to $0.3 million of cash provided by financing activities for the three months ended September 30, 2001.

As of September 30, 2002, our future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases. We lease facilities under non-cancelable operating leases expiring between 2002 and 2012 and certain equipment under non-cancelable operating and capital leases expiring between 2002 and 2004. Future minimum lease payments and other future fixed commitments for the years ending June 30 are as follows:

                                                                               Years ending June 30,
                                                                                    (thousands)
                                            Total        2003        2004         2005       2006        2007      2008 - 2012
                                         ------------------------------------- --------------------------------------------------
Capital leases and long term debt        $     471          59         390           22         -            -              -

Restructuring liabilities                    4,405       1,349         928          918       694          308            208
Operating leases (excluding amounts
charged to restructuring)                   40,161       5,803       6,022        4,508     4,018        3,564         16,246

Licencing commitments                          750         750           -            -         -            -              -
                                         ------------------------------------- --------------------------------------------------
Total cash obligations                   $  45,787       7,961       7,840        5,448     4,712        3,872         16,454


Our principal sources of liquidity at September 30, 2002 were our cash and cash equivalents, short-term investments and restricted cash of $31.8 million. We have a credit agreement with a Canadian chartered bank, which includes a revolving letter of credit facility of $5.0 million, bearing interest at the bank's prime rate plus 1% per year, secured by a charge on all of our current and future personal property. As at September 30, 2002, letters of credit totaling $6.5 million were outstanding to secure facilities and equipment lease obligations. We secured issued letters of credit in excess of our revolving letter of credit facility with $1.5 million cash in trust, which has been presented as restricted cash on our balance sheet as at September 30, 2002.

On October 23, 2002, we completed the acquisition of MarketFirst Software Inc. The purchase price consisted of 0.725 million shares of Pivotal Corporation and cash of $0.06 million. We expect that any additional expenditures and obligations related to the MarketFirst acquisition will be minimal.

Subsequent to September 30, 2002, as a result of the impact of our most recent quarterly performance on certain required balance sheet ratios, we are now required to secure our Credit Agreement with cash in trust. This has resulted in the release from escrow of a Pledge Agreement dated June 25, 2002 covering US$5,500,000 cash. While the Pledge Agreement has been released from the escrow and is now standing as security for advances under the Credit Agreement, the secured party has not enforced its rights against the cash collateral.

We expect to incur capital expenditures of $2.5 to $3.5 million in the remainder of fiscal 2003, largely due to our move to new Vancouver head office facilities, as well as various upgrades to our computer systems infrastructure. We believe that the total amount of cash and cash equivalents and short-term investments, along with the credit facilities, will be sufficient to meet our anticipated cash needs for working capital and other purposes through at least the next eighteen months. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. In the interim, however, we may encounter lower than anticipated revenues, high than anticipated expenses, or opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we need to raise additional cash, financing may not be available to us on favorable terms, or at all.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Pivotal to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Pivotal's customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. Pivotal performs ongoing credit evaluations of its customers and does not require collateral or other security to support credit sales. Pivotal provides an allowance for bad debts based on historical experience and specifically identified risks. If the creditworthiness of certain customers deteriorates, or their business fails, we may experience additional bad debt expenses. During the three month period ended September 30, 2002, we recorded provisions for doubtful debts of $0.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, Pivotal does not expect the adoption of this statement to have a material impact on the Company's financial statements.

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

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. Based on a sensitivity analysis performed on our balances as of September 30, 2002, the fair value of our short-term investment portfolio would not be materially impacted by a shift in the yield curve of plus or minus 50, 100 or 150 basis points.

OTHER INVESTMENTS

Included in other assets are certain investments in public and private companies. Our investment in two public companies are considered available for sale and are subject to considerable market price volatility and are additionally risky due to resale restrictions. The investments are recorded on the balance sheet at market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We may lose some or all of our investment in those shares. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $57,000 decrease in the fair value of our marketable equity securities as of September 30, 2002. Our investments in privately held companies are carried at cost less writedowns related to other than temporary declines. These investments are inherently risky, as they typically are comprised of investments in companies that are still in start-up or development stages. The market for their product or technologies that they have under development is typically in the early stages, and may never materialize. We could lose our entire investment in these companies or may incur an impairment charge if we determine that the value of these assets has been impaired.

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

Our sales and corresponding receivables are substantially in U.S. dollars. Through our operations in Canada and outside North America, we incur the majority of our research and development, customer support costs and administrative expenses in Canadian and other local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures. We have evaluated our exposure to these risks and have determined that our significant operating exposure to foreign currencies exposure at this time is to the Canadian dollar through our operations in Canada. At this time, we do not believe our operating exposure to other currencies is material, however we are exposed to foreign currency gains and losses on monetary assets and liabilities denominated in local currencies.

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

At September 30, 2002, we had no outstanding currency forward exchange contracts, and had none outstanding during the quarter. For the three months ended September 30, 2002 and 2001, respectively, foreign exchange loss was $380,000 and $263,000.

                                 PART I - ITEM 4

CONTROLS AND PROCEDURES


(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings and Form 8-K reports.

(b)  Changes in internal controls.

There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

EXHIBIT NO.         DESCRIPTION
-----------         -----------
2.4(12)             Agreement  and  Plan  of  Merger  among   Pivotal,   Pivotal
                    Corporation,   a  Washington  corporation,   Pivotal  Merger
                    Subsidiary,  Inc.,  MarketFirst  Software,  Inc.  and  other shareholders of MarketFirst Software,  Inc. dated October 2,
                    2002

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

10.8(4) Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.9(4) Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

10.10(4) Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

10.11(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

10.12(4) Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

EXHIBIT NO.         DESCRIPTION
-----------         -----------
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

#10.16(5)           Employment  Agreement between Vince Mifsud and Pivotal dated
                    November 10, 1998

#10.17(6)           Exactium Ltd. 1999 Stock Option Plan

#10.18(7)           Simba  Technologies  Inc.  Incentive  Stock Option Plan,  as
                    amended

#10.19(8)           Amended and Restated Incentive Stock Option Plan

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

#10.31(11)          Employment  Agreement  between John O'Hara and Pivotal dated
                    June 5, 2001

#10.32(11)          Employment  Agreement  between  Robert  Douglas  and Pivotal dated October 21, 2001

#10.33(11)          Employment  Agreement  between Joe Dworak and Pivotal  dated
                    October 19, 2001

#10.34(11)          Employment  Agreement between James Warden and Pivotal dated
                    May 18, 1999

EXHIBIT NO.         DESCRIPTION
-----------         -----------
10.35(11)           Lease Amendment  Agreement made as of April 22, 2002 between
                    354875 B.C. Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10.36(11)           Modification  of Lease dated  January 8, 2002  between  B.C.
                    Rail Ltd. and Pivotal

10.37(11)           Sub-lease  dated  September 19, 2001 between The H.W. Wilson
                    Company Inc. and Pivotal with respect to premises located in Dublin, Republic of Ireland

10.38(11)           Sub-lease   dated  August  18,  2000   between   Dunsmuir  &
                    HornbyLtd. and Pivotal with respect to premises located in Vancouver, B.C.

10.39(11)           Lease  Extension  dated October 30, 2001 between  Dunsmuir &
                    Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

10.40(11)           Lease made May 7, 2000 between  1102758  Ontario Limited and
                    Pivotal with respect to premises located in Toronto, ON

#10.41(11)          Loan Agreement  made as of January 29, 2001 between  Pivotal and Andre Beaulieu

#10.42(11)          Amendment  of Loan  Agreement  dated  May 29,  2002  between
                    Pivotal and Andre Beaulieu

10.43(11)           Sub-lease  dated August 29, 2000 between  Pivotal and Primus
                    Telecommunications (Canada) Inc. with respect to premises located in Vancouver, B.C.

10.44(11)           Amendment  of Lease  Extension  dated April 29, 2002 between
                    Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.45 Lease dated August 18, 2000 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

99.1                Risk Factors
---------------------------
#    Indicates management contract or compensatory plan or arrangement.
(1)  Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)  Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)  Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4) Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7) Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2001
(9) Incorporated by reference to Pivotal's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001
(10) Incorporated by reference to Pivotal's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(11) Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2002
(12) Incorporated by reference to Pivotal's Form 8-K filed on October 29, 2002


(b)  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002

                                            PIVOTAL CORPORATION


                                            /s/ Divesh Sisodraker
                                            -------------------------------
                                            Divesh Sisodraker
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                  CERTIFICATION

I, Divesh Sisodraker, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Pivotal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                /s/ Divesh Sisodraker
                                        ----------------------------------------
                                        Divesh Sisodraker
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  CERTIFICATION

I, Roger (Bo) Manning, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Pivotal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                /s/ Roger (Bo) Manning
                                        ----------------------------------------
                                        Roger (Bo) Manning
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pivotal Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Divesh Sisodraker, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           /s/ Divesh Sisodraker
                                           ------------------------------------
                                           Divesh Sisodraker
                                           Chief Financial Officer
                                           (Principal Financial Officer)
                                           November 14, 2002

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Pivotal Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kent Roger (Bo) Manning, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Kent Roger (Bo) Manning
                                       ----------------------------------------
                                       Kent Roger (Bo) Manning
                                       President and Chief Executive
                                       Officer
                                       (Chief Executive Officer)
                                       November 14, 2002