Form 10-Q
period 2002-12-31
PIVOTAL CORP
filed 2003-02-14
CIK 1086329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-26867

PIVOTAL CORPORATION
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA, CANADA	98-0366456

(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

SUITE 700 - 858 BEATTY STREET
VANCOUVER, BRITISH COLUMBIA, V6B 1C1
CANADA
(Address of principal executive offices and zip code)

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

Yes   X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X

Common shares outstanding at February 1, 2003: 25,482,591

PIVOTAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I – ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 17,392	$ 20,322
Short-term investments	11,298	20,961
Restricted cash	1,240	--
Accounts receivable	9,785	11,100
Prepaid expenses and other	2,462	2,546

Total current assets	42,177	54,929

Property and equipment, net	3,597	4,201

Goodwill and acquired intangibles	10,895	7,632

Other assets	1,209	1,883

Total assets	$ 57,878	$ 68,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 17,083	$ 16,414
Current portion of accrued restructuring costs	6,176	2,296
Current portion of restructuring costs assumed on acquisition	2,075	--
Deferred revenue	13,036	12,327
Current portion of obligations under capital leases and long-term debt	487	320

Total current liabilities	38,857	31,357
Non-current portion of accrued restructuring costs	3,396	3,082
Non-current portion of restructuring costs assumed on acquisition	771	--
Non-current portion of obligations under capital leases and long-term debt	111	423

Total liabilities	43,135	34,862
Shareholders’ equity:
Preferred shares, undesignated, no par value; authorized
shares – 20,000 at December 31, 2002 and June 30, 2002;
no shares issued and outstanding —
Common shares, no par value; authorized shares – 200,000
at December 31, 2002 and June 30, 2002; issued and outstanding
shares – 25,337 and 24,096 at December 31, 2002 and June 30, 2002, respectively	179,572	178,084

Deferred share-based compensation	(11)	(23)

Accumulated other comprehensive loss	--	(90)

Accumulated deficit	(164,818)	(144,188)

Total shareholders' equity	14,743	33,783

Total liabilities and shareholders' equity	$ 57,878	$ 68,645

See accompanying notes.

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS,
ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Revenues:
License	$ 7,017	$ 6,870	$ 10,232	$ 12,923
Services and maintenance	9,078	9,828	18,170	19,905

Total revenues	16,095	16,698	28,402	32,828

Cost of Revenues:
License	906	557	1,153	1,049
Services and maintenance	4,719	5,895	10,065	11,863

Total cost of revenues	5,625	6,452	11,218	12,912

Gross profit	10,470	10,246	17,184	19,916

Operating Expenses:
Sales and marketing	7,080	10,476	16,136	23,880
Research and development	4,214	4,795	8,205	9,877
General and administrative	2,395	2,780	4,425	7,985
Restructuring costs and other charges	8,596	49,504	8,596	51,429
Amortization of goodwill	--	5,996	--	12,700

Total operating expenses	22,285	73,551	37,362	105,871

Loss from operations	(11,815)	(63,305)	(20,178)	(85,955)
Interest and other income (loss)	16	481	(273)	699

Loss before income taxes	(11,799)	(62,824)	(20,451)	(85,256)
Income taxes	16	180	179	335

Net loss	$(11,815)	$(63,004)	$(20,630)	$(85,591)

Loss per share:
Basic and diluted	$ (0.47)	$ (2.63)	$ (0.83)	$ (3.57)
Weighted average number of shares used to
calculate loss per share:
Basic and diluted	25,161	24,001	24,737	23,996

See accompanying notes.

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Shares and Additional Paid-In Capital		Deferred Share-Based	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Compensation	Loss	(Deficit)	Equity

Balance June 30, 2002	24,096	$178,084	$(23)	$(90)	$(144,188)	$ 33,783
Net loss for the three months
ended September 30, 2002	--	--	--	--	(8,815)	(8,815)
Unrealized loss on
available-for-sale investment	--	--	--	(22)	--	(22)

Comprehensive loss						(8,837)

Issuance of common shares on
exercise of stock options	4	3	--	--	--	3
Issuance of common shares
related to Employee Stock
Purchase Plan	62	195	--	--	--	195
Issuance of common shares
related to prior year
acquisitions	448	970	--	--	--	970
Amortization of share-based
compensation	--	--	6	--	--	6

Balance at September 30, 2002	24,610	$179,252	$(17)	$(112)	$(153,003)	$ 26,120
Net loss for the three months
ended December 31, 2002	--	--	--	--	(11,815)	(11,815)
Change in net unrealized loss on
available-for-sale
investment	--	--	--	112	--	112

Comprehensive loss						(11,703)

Issuance of common shares on
exercise of stock options	2	1	--	--	--	1
Issuance of common shares on
acquisition of MarketFirst	725	319	--	--	--	319
Amortization of deferred
share-based compensation	--	--	6	--	--	6

Balance at December 31, 2002	25,337	$179,572	$(11)	--	$(164,818)	$ 14,743

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six months ended December 31,
	2002	2001

Cash flows from operating activities:
Net loss for the period	$(20,630)	$(85,591)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of goodwill	--	12,700
Amortization of acquired intangibles	176	270
Impairment of goodwill and other purchased intangible assets	--	32,987
Depreciation	1,001	2,693
Loss on disposal of other assets	78	--
Non-cash restructuring	844	7,535
Amortization of deferred share-based compensation	12	28

Change in operating assets and liabilities:
Accounts receivable	3,767	9,600
Prepaid expenses	228	(1,316)
Accounts payable and accrued liabilities	(1,612)	(2,514)
Accrued restructuring costs	3,616	8,662
Deferred revenue	(821)	(2,330)

Net cash used in operating activities	(13,341)	(17,276)

Cash flow from investing activities:
Purchases, sales and maturities of short-term investments, net	9,663	22,317
Purchase of property and equipment	(1,133)	(469)
Proceeds on disposal of property and equipment	16	--
Proceeds from sale and leaseback of assets	--	289
Change in restricted cash	(1,240)	--
Net cash acquired on acquisition of MarketFirst Software, Inc. (note 2)	2,515	--
Long term investments and other assets	686	(3,839)

Net cash provided by investing activities	10,507	18,298

Cash flow from financing activities:
Proceeds from issuance of common shares	199	633
Repayment of obligations under capital lease	(295)	(300)

Net cash (used in) provided by financing activities	(96)	333

Net (decrease) increase in cash and cash equivalents	(2,930)	1,355

Cash and cash equivalents, beginning of period	20,322	13,247

Cash and cash equivalents, end of period	$ 17,392	$ 14,602

Supplemental non-cash investing and financing disclosure:
Issuance of common shares on acquisitions	$ 319	$ --

See accompanying notes.

PIVOTAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS
EXCEPT PER SHARE DATA)
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In Pivotal’s opinion, these financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial position, results of operations, cash flows and shareholders’ equity for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

2.     BUSINESS COMBINATIONS

On October 23, 2002, Pivotal acquired 100% of MarketFirst Software, Inc. (“MarketFirst”), a privately-held company based in Mountain View, California that provides technology to help companies automate their marketing processes. MarketFirst’s marketing automation software extends the Pivotal CRM suite and expands Pivotal’s revenue opportunity with new and existing customers. The results of operations of MarketFirst Software, Inc. are included in the condensed consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. Pivotal paid an aggregate purchase price of $584 consisting of 725 common shares and cash of $265, which includes acquisition related expenditures of $210.

The total consideration paid by Pivotal for MarketFirst, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

Assets acquired (including cash of
$2,780)	$ 5,499
Liabilities assumed	8,354

Net identifiable assets (liabilities)	(2,855)
acquired
Goodwill and other intangibles	3,439

Purchase price	$ 584

Consideration
Cash	$ 265
Fair value of common shares issued	319

$ 584

Prior to the date of acquisition by the Company, MarketFirst implemented restructuring plans that included a reduction in headcount and facilities abandonment to align its expenses and revenue levels. The fair value of obligations related to this restructuring, which consist principally of facilities lease obligations and employee severance, were recorded as liabilities on the consolidated financial statements of Pivotal as at the date of the acquisition. Of the remaining balance of this restructuring liability of $2,846 at December 31, 2002, $1,284 will be paid over the remainder of fiscal 2003 and the remaining balance of $1,562 will be paid over the associated lease terms, which range from one to two years.

The following table presents the unaudited pro forma results of operations for informational purposes assuming Pivotal had acquired MarketFirst at the beginning of the fiscal 2001 year.

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Total revenues	$ 16,441	$ 19,792	$ 30,346	$ 38,958

Net loss	$(14,967)	$(70,157)	$(25,491)	$(97,368)

Basic and diluted net loss per share	$ (0.59)	$ (2.84)	$ (1.01)	$ (3.94)

Included in the pro forma net loss for the three months ended December 31, 2002 and 2001, respectively, are restructuring costs and other charges of $12,727 and $54,463. For the six months ended December 31, 2002 and 2001, respectively, included are charges of $12,307 and $56,388 for restructuring costs and other charges, and charges of $0 and $1,268 for discontinued operations. This information may not necessarily be indicative of the future combined results of operations of Pivotal and MarketFirst.

3.     GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), “Business Combinations” and Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”.

SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. The Company adopted SFAS 141 on a prospective basis effective July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s financial statements, but will impact the accounting treatment of future acquisitions.

SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. In conjunction with the implementation of SFAS 142, Pivotal completed the first of the required SFAS 142 transitional impairment tests during the second quarter of fiscal 2003 and concluded that there was no impairment of recorded goodwill. The fair value of its reporting unit, determined based on a combination of the present value of expected future cash flows, analysis of qualitative factors, and consideration of market capitalization as of October 31, 2002 exceeded the carrying amount of recorded goodwill as of October 31, 2002. Therefore, the second step of the transitional impairment test under SFAS 142 was not required to be performed.

Changes to the estimates used in step one analysis, including estimated future cash flows, could cause the reporting unit to be valued differently in future periods. Future analysis could possibly result in a non-cash goodwill impairment charge of up to $10,895, depending on the estimated value of the reporting unit and the value of the net assets attributable to the reporting unit at that time.

The Company adopted SFAS 142 on a prospective basis at the beginning of fiscal 2003 and stopped amortizing goodwill totaling $7.3 million, thereby eliminating annual goodwill amortization of approximately $6.0 million in fiscal 2003. Net loss and net loss per share adjusted to exclude goodwill amortization for the comparative period ended December 31, 2002 are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Net loss, as reported	$ (11,815)	$(63,004)	$ (20,630)	$(85,591)
Adjustments:
Amortization of goodwill	--	5,996	--	12,700

Net Loss	$ (11,815)	$(57,008)	$ (20,630)	$(72,891)

Basic and diluted net loss per share,
as reported	$ (0.47)	$ (2.63)	$ (0.83)	$ (3.57)

Basic and diluted net loss per share,
adjusted	$ (0.47)	$ (2.38)	$ (0.83)	$ (3.04)

4.     ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $2,550 and $1,704 at December 31, 2002 and June 30, 2002, respectively.

5.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows:

	December 31, 2002	June 30, 2002

Accounts payable	$ 8,254	$ 9,084
Accrued compensation	3,919	3,287
Accrued acquisition costs	1,044	2,044
Other accrued liabilities	3,866	1,999

	$17,083	$16,414

6.    LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Net loss (A)	$(11,815)	$(63,004)	$(20,630)	$(85,591)
Weighted average number of common shares	25,161	24,001	24,737	23,996
outstanding (B)
Loss per share:
Basic and diluted (A/B)	$ (0.47)	$ (2.63)	$ (0.83)	$ (3.57)

7.    SEGMENTED INFORMATION

Pivotal’s business involves the development, marketing, and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships. Pivotal licenses and markets products internationally and is in a single industry segment, specifically the license, implementation and support of its software. Pivotal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for the purpose of making operating decisions and assessing financial performance.

During the three months ended December 31, 2002 and 2001 and the six months ended December 31, 2002 and 2001, no single customer accounted for 10% or more of Pivotal’s total revenue.

8.    RESTRUCTURING COSTS AND OTHER CHARGES

During the year ended June 30, 2002, in light of the significant downturn in the North American and global economies, and the related impact on corporate capital spending, management approved restructuring plans to align Pivotal’s cost structure with management’s revised revenue expectations. In connection with these plans, Pivotal recorded charges of $53,576 related to both restructuring activities and intangible asset writedowns. These charges included restructuring costs of $20,589 associated with workforce reduction, consolidation of excess facilities, contract settlements and tangible asset impairments. In addition, Pivotal recorded a charge of $32,987 related to the impairment of previously recorded goodwill and other purchased intangible assets.

During the three month period ended December 31, 2002, restructuring plans were implemented to align Pivotal’s cost structure with changing market conditions and to create a more efficient organization. In connection with these plans, Pivotal recorded a charge of $8,596 in the quarter ended December 31, 2002. This charge included costs associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments.

Pivotal does not currently expect to incur additional material restructuring charges in subsequent periods, however unforeseen changes in business circumstances could require additional restructuring initiatives. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

Changes in the restructuring reserve were as follows:

	Workforce Reduction	Excess Facilities/Asset Impairments	Contract Settlement Costs/Other	Total

Reserve balances, June 30, 2002	$ 295	$ 4,331	$ 752	$ 5,378
Restructuring charges, quarter ended
September 30, 2002	--	--	--	--
Cash payments	(216)	(404)	(353)	(973)

Reserve balances, September 30, 2002	$ 79	$ 3,927	$ 399	$ 4,405
Restructuring charges, quarter ended
December 31, 2002	3,302	4,842	452	8,596
Cash payments, relating to
restructuring charges for:
Fiscal 2002	--	(208)	(39)	(247)
Fiscal 2003	(1,788)	(503)	(47)	(2,338)
Non-cash portion relating to
restructuring charges for:
Fiscal 2002	--	(341)	--	(341)
Fiscal 2003	--	(487)	(16)	(503)

Reserve balances, December 31, 2002	$ 1,593	$ 7,230	$ 749	$ 9,572

Current Portion	$ 1,567	$ 3,931	$ 678	$ 6,176
Non-current Portion	26	3,299	71	3,396

	$ 1,593	$ 7,230	$ 749	$ 9,572

Workforce reduction charges of $3,302 for the three months and six months ended December 31, 2002, were related to the cost of severance and benefits associated with approximately 120 employees notified of termination during the three months ended December 31, 2002, across Pivotal’s sales, marketing, research and development, professional services and administrative departments.

In connection with the above noted workforce reduction, Pivotal identified a number of leased office facilities that were no longer required. As a result, Pivotal recorded net lease costs of approximately $8,807. The costs primarily related to Pivotal’s future contractual obligations under operating leases. The remaining lease commitments will be paid over the respective lease terms through to 2008. Offsetting the total lease charge was approximately $4,452 in net expected sublease revenue. The estimated costs to exit the facilities, including expected sublease revenues, are based on available commercial rates and an estimate of the time required to sublet the facilities. The charge may be increased in future periods if further consolidations are required or if sublease income is less than expected. In addition, leasehold improvements located at the closed facilities and associated furniture and equipment were determined to be impaired and were written down to estimated realizable value, net of estimated disposal costs. The total write down of capital assets in the three months ended December 31, 2002 amounted to $487.

Contract settlement and other costs of $452 for the three months and six months ended December 31, 2002 were comprised of the remaining commitments on operating lease contracts for equipment made redundant due to the restructuring activities. If additional contracts are cancelled in future periods, or if additional unforeseen costs are incurred in respect of current contracts, this charge may increase.

During the three months and six months ended December 31, 2001, Pivotal recorded workforce reduction charges of $2,844 and $3,176, respectively, related to severance and related benefits to approximately 50 and 150, respectively, terminated employees. The workforce reductions were primarily in the United States, Canada and the United Kingdom and extended across all departments.

During the three months and six months ended December 31, 2001, Pivotal recorded charges of $949 and $9,695, respectively, related to the consolidation of facilities and impairment of certain assets. These charges for the three months ended December 31, 2001 included $4,842 of asset impairments for certain capital assets that were either abandoned during the period or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts of the related assets. The remainder of the charges related to the consolidation of facilities and represent remaining lease commitments, net of expected sublease income, and other costs related to the closure of certain corporate facilities, sales offices and research and development centers for activities that have been exited or restructured. The remaining lease commitments will be paid over the respective lease terms through to June 2007. The estimated costs to exit the facilities, including expected sublease revenues, are based on available commercial rates and an estimate of the time required to sublet the facilities. The charge may be increased in future periods if further consolidations are required or if sublease income is less than expected.

During the three months and six months ended December 31, 2001, Pivotal recorded charges of $644 and $4,058, respectively for contract settlement costs including penalties expected to be incurred due to Pivotal’s withdrawal from certain purchase and partner contracts and for various unrecoverable prepaid expenses related to future services forfeited as a direct result of the restructuring activities.

As part of Pivotal’s review of financial results during the three months ended December 31, 2001, Pivotal performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its past acquisitions. The impairment assessment was performed due to changes in overall economic conditions that had negatively impacted Pivotal’s revenues and forecasted revenue growth rate. As a result, an impairment charge of $32,987 was recorded to reduce goodwill associated with acquisitions and other purchased intangibles to their estimated fair values. This impairment charge was primarily associated with the acquisitions of Exactium Ltd., Digital Conversations Inc. (formerly Simba Technologies Inc.), Software Spectrum CRM, Inc. and Project One Business Technologies Inc.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, Pivotal does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for us commencing with the third quarter of its 2003 fiscal year. Pivotal does not currently have plans to change to the fair value method of accounting for its stock-based compensation.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for us for the second quarter ending December 31, 2002. Pivotal does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

As part of our standard software license agreement, we normally provide our customers with a limited warranty concerning the operations of our software and an indemnification with respect to damages suffered by our customers as a result of any infringement by our software products of third intellectual property rights. The warranties generally expire after one year, and the indemnities continue indefinitely for all customers using the then current version of our software products. In our experience, the cost of these warranties and indemnifications have not been significant and therefore the recognition of a separate liability reserve has not been considered necessary.

10.    EMPLOYEE STOCK OPTION PLAN

Under APB Opinion No. 25, because the exercise price of Pivotal’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. An alternative method of accounting for stock options is SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and the resultant compensation cost is recognized ratably over the vesting period. Had compensation cost for Pivotal’s share option plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, the pro forma net loss and basic and diluted loss per share would have been as follows:

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001

Net loss under APB 25	(11,815)	(63,004)	(20,630)	(85,591)
Add back deferred share-based compensation	6	14	12	28
Less stock compensation expense using fair
value method	(783)	(6,628)	(6,999)	(13,256)

Net loss under SFAS 123	(12,592)	(69,618)	(27,617)	(98,819)

Basic and diluted loss per share:
As reported	(0.47)	(2.63)	(0.83)	(3.57)
SFAS No. 123 pro forma	(0.50)	(2.90)	(1.12)	(4.12)

Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years since SFAS No. 123 applies only to options granted after 1996.

The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the quarters ended December 31, 2002 and 2001 were U.S. $0.55, and U.S. $3.46 per share, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:

	Three months ended December 31,
	2002		2001

Assumptions
Volatility factor of expected market
price of Pivotal's shares	123.0%		118.4%
Dividend yield	0.0%		0.0%

Weighted average expected life of
stock options (years)	4.0	years	4.0	years
Risk free interest rate	3.0%		4.4%

11.    CREDIT FACILITIES

On December 30, 2002, Pivotal signed a credit agreement with a U.S. based bank. The agreement provides Pivotal with a $7,000 credit facility and is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to Pivotal’s general intangibles. As at December 31, 2002, Pivotal had issued standby letters of credit totaling $6,454 under the facility, and was in compliance with all associated covenants.

On December 24, 2002, Pivotal amended its existing credit agreement with a Canadian based bank. Under the amended agreement, the facility is limited to the amount of outstanding letters of credit and is secured by either cash or back-to-back letters of credit. At December 31, 2002 $1,240 of the outstanding letters of credit were secured by cash and the remaining $5,214 million were secured by back-to-back letters of credit.

12.    RELATED PARTY TRANSACTIONS

During the year ended June 30, 2001, Pivotal loaned Cdn$124 to its General Counsel and Assistant Secretary. This loan is non-interest bearing and is unsecured. Pursuant to an agreement dated May 29, 2002, Cdn$33 of the loan has been repaid and the outstanding balance of the loan will be repaid through the offset of future incentive compensation, and will become due and payable in full in the event Pivotal’s General Counsel and Assistant Secretary ceases to be employed by Pivotal.

On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal’s Board of Directors on November 27, 2001. Pursant to the consulting agreement, Pivotal agreed to pay Mr. Lochhead a retainer of $12 per month in exchange for Mr. Lochhead providing a pre-determined number of monthly consulting hours. Mr. Lochhead may charge an additional fee if the pre-determined number of monthly consulting hours is exceeded. During the three month and six month periods ended December 31, 2002, Pivotal paid Mr. Lochhead $0 and $47 overall, respectively, pursuant to the agreement. The consulting agreement with Christopher Lochhead was terminated effective September 30, 2002.

13.     COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

PART I — ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Forward-Looking Statements

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading “Risk Factors” in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

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

Overview

Pivotal Corporation offers Customer Relationship Management (CRM) software and related services that enable mid-sized enterprises worldwide to acquire, serve and manage their customers. Pivotal’s target customers are companies and business units in the revenue range of $100 million to $3 billion per year. Customer Relationship Management products and services automate and manage marketing, selling and servicing processes. We refer to our software as the Pivotal CRM Suite. The Pivotal CRM Suite is designed to complement and integrate with a business’ supply chain, therefore enabling businesses to improve efficiency and increase revenue.

Our products are used in 44 countries and are available in English, French, German, Spanish, Portuguese, Japanese, Chinese and Hebrew. More than 1,500 companies around the world use Pivotal’s products, including: CIBC, Centex Homes, HarperCollins Publishers, Hitachi Telecom Inc., Premera Blue Cross, Royal Bank of Canada, Southern Company and Vivendi. We market and sell our products through a direct sales force as well as through third-party solution providers.

Our common shares are listed on the Nasdaq National Market under the symbol “PVTL” and on the Toronto Stock Exchange under the symbol “PVT”. Our head office is located at Suite 700 – 858 Beatty Street, Vancouver, British Columbia, Canada V6B 1C1, and our telephone number is (604) 699-8000. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

Developments in Fiscal Year 2003

On October 3, 2002, we announced corporate restructuring initiatives, which included a company-wide workforce reduction representing approximately 27% of our total workforce, consolidation of excess facilities and restructuring of certain business functions. We believe that this new headcount enables us to align with both the current demand in the market for customer relationship management software products as well as the anticipated growth within that same market. We incurred a charge to operations of $8.6 million related to the restructuring in the quarter ending December 31, 2002. Total cash outlays under the restructuring were $2.3 million during the quarter ended December

31, 2002 and the non-cash portion was $0.5 million. Of the remaining balance, which relates principally to lease payments on redundant facilities and equipment, $4.2 million will be paid over the remainder of the fiscal year ending June 30, 2003 and the remaining balance will be paid over the associated lease terms, which range from one to ten years. The total restructuring charge and related cash outlay are based on management’s estimates, which may change as the restructuring plan is finalized. Additional charges may be incurred in future periods depending on business conditions and management’s ability to achieve targeted expense levels.

In October 2002 we opened a development center in Bangalore, India and incorporated a wholly-owned Indian subsidiary. As of December 31, 2002 we had four full-time employees in India. We intend to continue to increase head count in India over the next 12 months. The Indian development center will primarily perform software development to augment our North American development teams. We expect that our total research and development costs will remain approximately flat for the remainder of fiscal 2003 as costs related to the Indian operation will be offset by a reduction of contractor and other costs in North America.

On October 23, 2002, we acquired 100% of MarketFirst Software, Inc. (“MarketFirst”), a privately-held company based in Mountain View, California that provides technology to help companies automate and manage their marketing processes. Accordingly, the results of operations of MarketFirst Software Inc. are included in the condensed consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. We paid an aggregate purchase price of $0.6 million consisting of 725,000 common shares and cash of $0.3 million, which includes acquisition related expenditures of $0.2 million. The impact of the acquisition on operations for the three and six-month periods ended December 31, 2002 is not considered material.

Sources of Revenue and Revenue Recognition Policy

We derive our revenues from the sale of (a) licenses and, (b) services and maintenance. License and maintenance revenues are normally generated from licensing our products to end-users, value added resellers and application service providers and, to a lesser extent, through distribution of third-party products. Service revenues are generated from consulting services and education services sold to end-users.

We recognize license revenues on delivery of our solutions to the customer when all of the following conditions have been satisfied:

•	there is persuasive evidence of an arrangement (we consider a binding, non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement);

•

the fee is fixed or determinable (we consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and if we have not granted extended payment terms to the customer); and

•

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

Results of Operations

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and six months ended December 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

CONSOLIDATED STATEMENT OF OPERATIONS
Revenues:
Licenses	44%	41%	36%	39%
Services and maintenance	56%	59%	64%	61%

Total revenues	100%	100%	100%	100%

Cost of Revenues:
Licenses	6%	3%	4%	3%
Services and maintenance	29%	35%	35%	36%

Total cost of revenues	35%	38%	39%	39%

Gross profit	65%	62%	61%	61%

Operating Expenses:
Sales and marketing	44%	63%	57%	73%
Research and development	26%	29%	29%	30%
General and administrative	15%	17%	16%	24%
Restructuring costs and other charges	53%	297%	30%	157%
Amortization of goodwill	--	36%	--	39%

Total operating expenses	138%	442%	132%	323%

Loss from operations	(73%)	(380%)	(71%)	(262%)
Interest and other income (loss)	0%	3%	(1)%	2%

Loss before income taxes	(73%)	(377%)	(72%)	(260%)
Income tax expense	0%	1%	1%	1%

Net loss	(73%)	(378%)	(73%)	(261%)

Revenues

In the quarter ended December 31, 2002, total revenues decreased 4% to $16.1 million as compared to total revenues of $16.7 million for the quarter ended December 31, 2001. Total revenues for the six month period ended December 31, 2002 were $28.4 million compared with $32.9 million for the six months ended December 31, 2001, representing a decrease of 14%.

The market for our products and related services is unpredictable (our sales are susceptible to fluctuations in the economy and the corresponding effect on corporate purchasing habits can create a reluctance of companies to acquire significant software systems). These market conditions may continue to deteriorate. The severity and duration of any further deterioration may compel us to consider further reductions in our workforce to realign with those new market conditions, on either a regional or global scale, or both. Any further deterioration in market conditions could adversely impact our ability to develop, deliver and/or service our existing and new products, as well as our ability to attract, maintain and service our customers.

Licenses

In the quarter ended December 31, 2002, revenues from licenses increased 2% to $7.0 million as compared to revenues from licenses $6.9 million for quarter ended December 31, 2001. Revenues from licenses for the six months ended December 31, 2002 were $10.2 million compared with $12.9 million for the six months ended December 31, 2001, representing a decrease of 21%.

For the six months ended December 31, 2002, our revenue from licenses decreased as a result of the continued economic slowdown through calendar 2002 and the resulting impact on corporate capital spending. We have observed an overall reduction in corporate capital budgets and continue to experience unpredictable selling cycles. Our license revenues depend on the overall demand for customer relationship management products, and the overall demand for our software depends in large part on the general economic and business conditions. Additionally, in the first quarter of fiscal 2003 we experienced contract losses with some customers due to customer concerns over the rapid decline of our stock price in the latter half of September 2002 and whether such decline indicated issues within Pivotal.

Revenues from licenses represented 44% and 41% of total revenues for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, respectively, revenues for licenses represented 36% and 39% of total revenues. No single customer accounted for 10% or more of our revenues for the quarters ended December 31, 2002 and 2001 or for the six months ended December 31, 2002 and 2001. North American license revenues accounted for 59% and 41% of total license revenues in the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, respectively, North American license revenues accounted for 55% and 51% of total license revenues.

Services and Maintenance

Revenues from services and maintenance decreased 8% to $9.1 million from $9.8 million for the quarters ended December 31, 2002 and 2001, respectively. During the quarter ended December 31, 2002, we experienced an increase of $0.5 million in revenues from technical support and maintenance contracts as compared to the quarter ended December 31, 2001, which entitle the customer to new versions of the solutions and to technical support and maintenance services, and a decrease of $1.3 million in revenues from implementation, education and consulting service engagements.

During the six months ended December 31, 2002, revenues from services and maintenance decreased 9% to $18.2 million as compared to the same period in 2001 when revenues from services and maintenance were $19.9 million. Revenue relating to maintenance has increased due to an increased customer base and renewals of technical support and maintenance contracts upon expiration of first year maintenance arrangements. This resulted in an increase of $1.0 million in revenues from technical support and maintenance contracts which was offset by a decrease of $2.7 million in revenues from implementation, education, and consulting engagements, largely due to lower license sales in the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002.

Our revenues from services and maintenance represented 56% and 59% of total revenues for the quarters ended December 31, 2002 and 2001, respectively. During the six-month period ended December 31, 2002 and 2001, revenues from services and maintenance represented 64% and 61% of total revenues, respectively. We believe that future revenues from services and maintenance will decrease as a percentage of total revenues as license revenues are anticipated to grow at a greater rate than service and maintenance revenues. We plan to continue to rely on third parties to provide a large part of implementation services to our customers rather than providing those services directly.

Cost of Revenues

Total cost of revenues decreased 13% to $5.6 million, or 35% of total revenues, from $6.5 million, or 39% of total revenues, for the quarters ended December 31, 2002 and 2001, respectively. For the six months ended December 31, 2002 and 2001, total cost of revenues decreased 13% to $11.2 million, or 39% of total revenues, from $12.9 million, or 39% of total revenues. The decrease in total cost of revenues was due to decreased revenues, as well as reduced headcount and related allocations for services and maintenance following our restructuring initiatives in the first and second quarter of fiscal 2002 and the second quarter of fiscal 2003. The decrease in cost of revenues as a percentage of total revenues in the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 is due to a change in revenue mix between services and maintenance revenues versus license revenues in the December 2002 quarter compared to the December 2001 quarter.

Licenses

Cost of revenues from licenses increased to approximately $0.9 million from $0.6 million for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 cost of revenues from licenses increased from $1 million to $1.2 million in the prior year period. The increase is due primarily to the increase in products sold on an OEM and reseller basis, resulting in higher costs from third-party technology integrated with our solutions, compared to prior quarters. Cost of revenues from licenses as a percentage of revenues from licenses were 13% and 8% for the quarters ended December 31, 2002 and 2001. During the six months ended December 31, 2002 and 2001, respectively, cost of revenues from licenses as a percentage of revenues from licenses were 11% and 8%.

We expect that the cost of license revenue as a percentage of license revenue will continue to from fluctuate quarter to quarter depending on sales mix and costs of third-party technology integrated with our solutions, but that it will be in the range of 6% to 8%.

Services and Maintenance

Cost of revenues from services and maintenance consists of personnel and other expenses related to providing maintenance and customer support, education and consulting services. Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education and consulting services. Support and maintenance services involve the delivery of software upgrades, and customer support. Education and consulting services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

Cost of revenues from services and maintenance decreased 20% to $4.7 million from $5.9 million for the quarters ended December 31, 2002 and 2001, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 52 % and 60% for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002, cost of revenues from services and maintenance decreased 15% to $10.1 million compared to $11.9 million for the six months ended December 31, 2001 and decreased to 55% of revenues from services and maintenance from 60% for the six months ended December 31, 2001.

The decrease in cost of revenues from services and maintenance is due primarily to decreased personnel and facilities costs following our restructuring initiatives in fiscal 2002 and 2003.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions, bonuses and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices, and marketing expenditures related to advertising, trade shows, direct mail, online marketing and promotion.

Sales and marketing expenses decreased 32% to $7.1 million from $10.5 million for the quarters ended December 31, 2002 and 2001, respectively. During the six-month periods ended December 31, 2002 and 2001, respectively, sales and marketing expense decreased 32% to $16.1 million compared to $23.9 million. The decreased expenditures for both the three and six-month periods ending December 31, 2002 is the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans in fiscal 2002 and fiscal 2003, as well as to increased operating efficiencies and decreased commissions due to lower sales. Sales and marketing expenses decreased as a percentage of total revenues to 44% from 63% for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, respectively, sales and marketing expenses decreased as a percentage of total revenues to 57% from 73%.

Research and Development

Research and development expenses include costs associated with development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts. Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Since license revenues from our solutions are not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenues for the developed solutions are recognized. There are no software development costs capitalized on our balance sheet.

Research and development expenses decreased 12% to $4.2 million from $4.8 million for the quarter ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, respectively, research and development expenses decreased 17% from $9.9 million to $8.2 million. This decrease is a result of a reduction in employees and contract labor following the implementation of our restructuring plans in the second quarter of fiscal 2002 and in the three months ended December 31, 2002. Research and development expenses were 26% and 28% of total revenues for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, respectively, research and development expenses were 29% and 30% of total revenues.

In October 2002, we opened a development center in Bangalore, India and incorporated a wholly-owned Indian subsidiary. As of December 31, 2002 we had four full-time employees in India. We intend to continue to increase head count in India over the next 12 months. The Indian development center will primarily perform software development to augment our North Development teams. We expect that our total research and development costs will remain approximately flat in the short term as costs related to the Indian operation are offset by a reduction of contractor and other costs in North America.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and human resources. General and administrative expenses also include legal and other professional fees and bad debt expense.

General and administrative expenses decreased 14% to $2.4 million from $2.8 million for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 general and administrative expenses decreased 45% to $4.4 million from $8.0 million for the six months ended December 31, 2001. General and administrative expenses were 15% and 17% of total revenues for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, respectively, general and administrative expenses were 16% and 24% of total revenues. The decrease in general and administrative expenses was due to the fact that general and administrative expense for the six months ended December 31, 2001 included a non-recurring additional $1.9 million charge for doubtful accounts receivable offset by the impact of reduced personnel and facilities costs following our restructuring in the second quarter of fiscal 2002 and in the second quarter of fiscal 2003.

Restructuring Costs and other Charges

During the year ended June 30, 2002, in light of the significant downturn in the North American and global economies, and the related impact on corporate capital spending, management approved restructuring plans to align Pivotal’s cost structure with revised revenue expectations. In connection with these plans, we recorded charges of $53.6 million related to both restructuring activities and intangible asset write downs. These charges included restructuring costs of $20.6 million associated with workforce reduction, consolidation of excess facilities, contract settlements and tangible asset impairments. In addition, we recorded a charge of $33.0 million related to the impairment of previously recorded goodwill and other purchased intangible assets.

During the three month period ended December 31, 2002, further restructuring plans were implemented to align our cost structure with changing market conditions and to create a more efficient organization. In connection with these plans, we recorded a charge of $8.6 million in the quarter ended December 31, 2002. This charge includes costs associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments. We do not currently expect to incur additional material restructuring charges in subsequent periods, however unforeseen changes in business circumstances could require additional restructuring initiatives. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon actual events and circumstances at the time.

Workforce reduction charges of $3.3 million in the three and six months ended December 31, 2002 represented the cost of severance and related benefits of employees affected by the restructuring activities. Excess facility costs of $4.3 million during this period represented lease termination payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities and sales offices. Certain leasehold improvements located at the closed facilities and furniture and equipment were determined to be impaired as a result of the restructuring activities and therefore we incurred a charge of $0.5 million in the three months ended December 31, 2002 related to the written down to estimated recoverable value, net of estimated disposal costs, for these particular assets. We also incurred a charge of $0.5 million in the three months ended December 31, 2002 related to remaining lease commitments on operating lease contracts for equipment made redundant due to the restructuring activities. Refer to Note 8 of the notes to condensed consolidated financial statements in Part 1 – Item 1 of this quarterly report for details of the changes in the restructuring reserve during the six months ended December 31, 2002.

As a result of the fiscal 2003 restructuring, we expect to achieve annualized savings of approximately $14 million in cost of revenues and operating expenses based on the expenditure levels immediately prior to completion of this restructuring.

Amortization of Goodwill

There was no charge for amortization of goodwill for the three and the six months ended December 31, 2002. Amortization of goodwill was $6.0 million for the quarter ended December 31, 2001 and $12.7 million for the six months ended December 31, 2001. Due to our adoption of SFAS No. 141 and 142 on July 1, 2002, we no longer amortize goodwill. In conjunction with the implementation of SFAS 142, Pivotal completed the first of the required SFAS 142 transitional impairment tests during the second quarter of 2002 and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting unit exceeded the carrying amount as of October 31, 2002.

Interest and Other Income (Loss)

Interest and other income (loss) consists of earnings on cash and cash equivalents and short-term investments net of interest expense, foreign exchange gains and losses, and gains and losses on investments. Interest and other income (loss) was $0.02 million and $0.5 million for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, respectively, interest and other income (loss) was $(0.3) million and $0.7 million. In the quarter ended December 31, 2002, interest and other income (loss) was impacted by lower cash and short term investment balances held during the period and a $0.08 million loss on sale of investments. During the six months ended December 31, 2002 and 2001, interest and other income included a foreign exchange gain of $0.4 million and a loss of $0.1 million, respectively. The other components of interest and other income were not material for the periods presented.

Income Taxes

The provision for income taxes was $0.02 million and $0.2 million for the quarters ended December 31, 2002 and 2001, respectively. During the six months ended December 31, 2002 and 2001, respectively, the provision for income taxes was $0.2 million and $0.3 million. These income tax amounts were attributable to our operations in the United States, the United Kingdom and France.

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

Quarterly results of operations, expressed in United States dollars; all amounts in thousands:

	Three months ended

	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
Revenues:
License	$ 7,017	$ 3,215	$ 8,849	$ 7,510	$ 6,870	$ 6,053	$ 12,028	$ 16,368
Services and maintenance	9,078	9,092	10,223	10,206	9,828	10,077	10,216	10,271

Total revenues	16,095	12,307	19,072	17,716	16,698	16,130	22,244	26,639

Cost of revenues:
License	906	247	522	385	557	492	946	1,009
Services and maintenance	4,719	5,346	5,443	5,025	5,895	5,968	6,108	5,591

Total cost of revenues	5,625	5,593	5,965	5,410	6,452	6,460	7,054	6,600

Gross profit	10,470	6,714	13,107	12,306	10,246	9,670	15,190	20,039

Operating expenses:
Sales and marketing	7,080	9,056	8,803	8,734	10,476	13,404	14,129	12,689
Research and development	4,214	3,991	3,808	3,724	4,795	5,103	5,363	5,231
General and administrative	2,395	2,030	2,774	2,060	2,780	5,206	6,904	2,787
Restructuring costs and	8,596	--	2,147	--	49,504	1,925	--	--
other charges
Amortization of goodwill	--	--	1,506	1,505	5,996	6,683	6,459	5,933

Total operating expenses	22,285	15,077	19,038	16,023	73,551	32,321	32,855	26,640

Loss from operations	(11,815)	(8,363)	(5,931)	(3,717)	(63,305)	(22,651)	(17,665)	(6,601)
Other income (loss)
Interest and other income	16	(289)	245	345	481	218	1,352	994
(loss)
Impairment of investments	--	--	(1,244)	--	--	--	--	--

	16	(289)	(999)	345	481	218	1,352	994
Loss before income taxes	(11,799)	(8,652)	(6,930)	(3,372)	(62,824)	(22,433)	(16,313)	(5,607)
Income tax expense (recovery)	16	163	60	(8)	180	154	344	56

Net loss	$(11,815)	$(8,815)	$(6,990)	$(3,364)	($63,004)	$(22,587)	$(16,657)	$(5,663)

Quarterly results of operations on a percentage of revenue basis:

	Three months ended

	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
REVENUES:
License	44%	26%	46%	42%	41%	38%	54%	62%
Services and maintenance	56%	74%	54%	58%	59%	62%	46%	38%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

COST OF REVENUES:
License	6%	2%	3%	2%	3%	3%	4%	4%
Services and maintenance	29%	43%	28%	29%	36%	37%	28%	21%

Total cost of revenues	35%	45%	31%	31%	39%	40%	32%	25%

Gross profit	65%	55%	69%	69%	61%	60%	68%	75%

OPERATING EXPENSES:
Sales and marketing	44%	74%	46%	49%	63%	83%	63%	48%
Research and development	26%	32%	20%	21%	29%	32%	24%	20%
General and administrative	15%	16%	15%	12%	17%	32%	31%	10%
Restructuring costs and
other charges	53%	--	11%	--	296%	12%	--	--
Amortization of goodwill	--	--	8%	8%	36%	41%	29%	22%

Total operating expenses	138%	122%	100%	90%	440%	200%	147%	100%

Loss from operations	(73)%	(67)%	(31)%	(21)%	(379)%	(140)%	(79)%	(25)%
Other income (loss)
Interest and other income	--	(2)%	1%	2%	3%	1%	6%	4%
(loss)
Impairment of investments	--	--	(6%)	--	--	--	--	--

	--	(2)%	(5%)	2%	3%	1%	6%	4%
Loss before income taxes	(73)%	(69)%	(36)%	(19)%	(376)%	(139)%	(73)%	(21)%
Income tax expense (recovery)	--	1%	(1)%	--	1%	1%	2%	--

Net loss	(73)%	(70)%	(37)%	(19)%	(377)%	(140)%	(75)%	(21)%

We believe the decrease in revenue commencing in the quarter ended September 30, 2001 is a result of the global economic slowdown and related reluctance of companies to acquire significant software and systems during this time.

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

Liquidity and Capital Resources

At December 31, 2002, we had $17.4 million in cash and cash equivalents, $11.3 million in short-term investments, $1.2 million in restricted cash, and $3.3 million in total working capital. Our combined cash and cash equivalents, short-term investments, and restricted cash balance decreased to $29.9 million at December 31, 2002 from $41.3 million at June 30, 2002. Our working capital decreased to $3.3 million at December 31, 2002 from $23.6 million at June 30,2002. This decrease was principally due to the net loss for the six months ended December 31, 2002.

Net cash used in operating activities was $13.3 million and $17.3 million for the six months ended December 31, 2002 and 2001, respectively.

Net cash provided by investing activities was $10.5 million and $18.3 million for the six months ended December 31, 2002 and 2001. During the six months ended December 31, 2002 and 2001, we received proceeds of $9.7 million and $22.3 million, respectively, from the sale and maturity of short-term investments. Net capital expenditures were $1.1 and $0.5 for the six months ended December 31, 2002 and 2001, respectively.

Net cash used in financing activities was $0.1 million for the six months ended December 31, 2002, compared to $0.3 million of cash provided by financing activities for the six months ended December 31, 2001.

As of December 31, 2002, our future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases. We lease facilities under non-cancelable operating leases expiring between 2003 and 2012 and certain equipment under non-cancelable operating and capital leases expiring between 2003 and 2004. Future minimum lease payments and other future fixed commitments for the years ending June 30 are as follows:

	Years ending June 30, (thousands)
	Total	2003	2004	2005	2006	2007	2008-2012

Capital leases and long term debt	$ 3,444	1,482	1,577	385	--	--	--

Restructuring liabilities	9,572	4,258	2,561	1,142	893	387	332
Operating leases (excluding amounts
charged to restructuring)	36,779	2,463	5,860	4,694	3,711	3,344	16,706

Licensing commitments	500	500	--	--	--	--

Total cash obligations	$50,295	8,703	9,998	6,221	4,604	3,731	17,038

Our principal sources of liquidity at December 31, 2002 were our cash and cash equivalents, short-term investments and restricted cash of $1.2 million.

During the quarter ended December 31, 2002 we entered into a new credit agreement with a U.S. bank. This credit agreement includes a revolving credit facility of up to $7.0 million, which bears interest at the bank's prime rate plus 0.50% per year and is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge on general intangibles. As at December 31, 2002, we had issued standby letters of credit totaling $6.5 million under the facility, which were used to secure obligations under our facility with a Canadian bank.

During the quarter ended December 31, 2002 we amended our previous credit agreement with a Canadian based bank. Under the amended agreement, the facility is limited to the amount of outstanding letters of credit and is secured by either cash or back-to-back letters of credit. At December 31, 2002 $1.2 million of the outstanding letters of credit were secured by cash and the remaining $5.2 million were secured by back-to-back letters of credit from our U.S. credit facility. Subsequent to year end the cash security was replaced by back-to-back letters of credit drawn from our U.S. credit facility. As at December 31, 2002, we were in compliance with all covenants associated with the above facilities.

On October 23, 2002, we completed the acquisition of MarketFirst Software Inc. The purchase price consisted of 725,000 shares of Pivotal Corporation and cash of $0.3 million, which included acquisition-related expenditures of $0.2 million. We expect that any additional expenditures and obligations related to the MarketFirst acquisition will be minimal.

We expect to incur capital expenditures of approximately $1.5 million in the remainder of fiscal 2003, largely due leasehold fit-outs for our subleased space in our Vancouver head office facilities, as well as various upgrades to our computer systems infrastructure.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Our customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. We perform ongoing credit evaluations of our customers and do not require collateral or other security to support credit sales. We provide an allowance for bad debts based on historical experience and specifically identified risks. If the creditworthiness of certain customers deteriorates, or their business fails, we may experience additional bad debt expenses. During the six month period ended December 31, 2002, we recorded an expense for provisions for doubtful debts and recoveries of previously written-off accounts receivable totaling $0.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, we do not expect the adoption of this statement to have a material impact on our Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for us commencing with the third quarter of pir 2003 fiscal year. We do not currently have plans to change to the fair value method of accounting for our stock-based compensation.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the discloser requirements are effective for us for the second quarter ending December 31, 2002. We do not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

As part of our standard software license agreement, we normally provides our customers with a limited warranty concerning the operations of our software and an indemnification with respect to damages suffered by our customers as a result of any infringement by our software products of third intellectual property rights. The warranties generally expire after one year, and the indemnities continue indefinitely for all customers using the then current version of our software products. In our experience, the cost of these warranties and indemnifications have not been significant and therefore the recognition of a separate liability reserve has not been considered necessary.

PART I — ITEM 3

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

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. Based on a sensitivity analysis performed on our balances as of December 31, 2002, the fair value of our short-term investment portfolio of $11.3 million would not be materially impacted by a shift in the yield curve of plus or minus 50, 100 or 150 basis points.

OTHER INVESTMENTS

Included in other assets is a $0.4 million investment in a private company. Our investment in a privately held company is carried at cost less writedowns related to other than temporary declines. This investment is inherently risky. The market for the company’s product or technologies that it has under development is in the early stages, and may never materialize. We could lose our entire investment in this company or may incur an impairment charge if we determine that the value of this asset has been impaired.

FOREIGN CURRENCY RISK

We have operations in Canada and a number of other countries outside of the United States and therefore we are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

Our sales and corresponding receivables are substantially in U.S. dollars. Through our operations in Canada and outside North America, we incur the majority of our research and development, customer support costs and administrative expenses in Canadian and other local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures and on related foreign currency denominated monetary assets and liabilities. We have evaluated our exposure to these risks and have determined that our only significant operating exposure to foreign currencies exposure at this time is to the Canadian dollar through our operations in Canada. At this time, we do not believe our operating exposure to other individual currencies is material.

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

At December 31, 2002, we had no outstanding currency forward exchange contracts, and had none outstanding during the quarter. For the quarters ended December 31, 2002 and 2001, respectively, the foreign exchange gain was $21,000 and $149,000.

PART I — ITEM 4

CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings and Form 8-K reports.

(b)     Changes in internal controls.

There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

PART II — ITEM 1

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

PART II — ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 23, 2002, Pivotal completed the merger of an indirect wholly-owned subsidiary of Pivotal Corporation, Pivotal Merger Subsidiary, Inc., a Delaware corporation, merged with and into MarketFirst Software, Inc. a Delaware corporation. As such, MarketFirst Software, Inc. became an indirect wholly-owned subsidiary of Pivotal Corporation. Under the terms of the Agreement and Plan of Merger dated October 2, 2002, the merger consideration was 725,000 shares of common stock of Pivotal Corporation. This transaction was exempt from Securities Act registration pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act and the exclusion from registration provided by Regulation S under the Securities Act.

PART II — ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

PART II — ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 26, 2002, we held our annual general meeting of shareholders. The following matters were considered and voted upon at the annual general meeting:

The first matter considered and voted upon at the meeting was the election of directors. Kent Roger (“Bo”) Manning, Norman B. Francis, Keith R. Wales, Jeremy A. Jaech, and Steven M. Gordon were nominated for election as directors of Pivotal to hold office until the close of the next annual general meeting or until their successor are duly elected or appointed. The votes cast and withheld for such nominees were as follows:

Name	For	Against	Withheld	Unvoted
Kent Roger ("Bo") Manning	8,641,905	0	100	16,695,390
Norman B. Francis	8,641,905	0	100	16,695,390
Keith R. Wales	8,641,905	0	100	16,695,390
Jeremy A. Jaech	8,641,905	0	100	16,695,390
Steven M. Gordon	8,641,905	0	100	16,695,390
Howard Gwin	8,641,905	0	100	16,695,390
Christopher Lochhead	8,641,905	0	100	16,695,390

The second matter considered and voted upon at the meeting was the appointment of Deloitte & Touche LLP, Chartered Accountants, of Vancouver, British Columbia, as the auditors of Pivotal to hold office until the close of the next annual general meeting or until a successor is appointed. There were 8,429,305 votes cast for the appointment, 212,700 votes withheld and 16,695,390 votes not voted.

PART II — ITEM 5

OTHER INFORMATION

None.

PART II — ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Description

2	.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel,Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999

2	.2(2)	Stock Purchase Agreement among Pivotal and Industrial & Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000

2	.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital

2	.4(12)	Agreement and Plan of Merger among Pivotal, Pivotal Corporation, a Washington corporation, Pivotal Merger Subsidiary, Inc., MarketFirst Software, Inc. and other shareholders of MarketFirst Software, Inc. dated October 2, 2002

3	.2(4)	Memorandum and Articles

4	.1(4)	Specimen of common share certificate

4	.2(4)	Registration Rights (included in Exhibit 10.14)

4	.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)

4	.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)

4	.5(8)	Specimen of common share certificate as of August 17, 2000

#10	.1(4)	Employee Share Purchase Plan

10	.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.

10	.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.

10	.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.

10	.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10	.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington

10	.7(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998

10	.8(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10	.9(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

10	.10(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

10	.11(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

10	.12(4)	Canadian Imperial Bank of Commerce Schedule - Standard Credit Terms dated March 18, 1998

#10	.13(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

10	.14(4)	Investors' Rights Agreement dated January 15, 1999

10	.15(5)	Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland Employment Agreement between Vince Mifsud and Pivotal dated November 10, 1998
#10	.17(6)	Exactium Ltd. 1999 Stock Option Plan

#10	.18(7)	Simba Technologies Inc. Incentive Stock Option Plan, as amended

#10	.19(8)	Amended and Restated Incentive Stock Option Plan

10	.20(8)	Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.

10	.21(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10	.22(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10	.23(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

10	.24(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10	.25(8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10	.26(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001

10	.27(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10	.28(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

#10	.29(9)	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002

10	.30(10)	LoanAgreement between Canadian Imperial Bank of Commerce and Pivotal dated December 31, 2001

#10	.31(11)	Employment Agreement between John O'Hara and Pivotal dated June 5, 2001

#10	.32(11)	Employment Agreement between Robert Douglas and Pivotal dated October 21, 2001

#10	.33(11)	Employment Agreement between Joe Dworak and Pivotal dated October 19, 2001

#10	.34(11)	Employment Agreement between James Warden and Pivotal dated May 18, 1999

10	.35(11)	Lease Amendment Agreement made as of April 22, 2002 between 354875 B.C. Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10	.36(11)	Modification of Lease dated January 8, 2002 between B.C. Rail Ltd. and Pivotal

10	.37(11)	Sub-lease dated September 19, 2001 between The H.W. Wilson Company Inc. and Pivotal with respect to premises located in Dublin, Republic of Ireland

10	.38(11)	Sub-lease dated August 18, 2000 between Dunsmuir & HornbyLtd. and Pivotal with respect to premises located in Vancouver, B.C.

10	.39(11)	Lease Extension dated October 30, 2001 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

10	.40(11)	Lease made May 7, 2000 between 1102758 Ontario Limited and Pivotal with respect to premises located in Toronto, ON

#10	.41(11)	Loan Agreement made as of January 29, 2001 between Pivotal and Andre Beaulieu

#10	.42(11)	Amendment of Loan Agreement dated May 29, 2002 between Pivotal and Andre Beaulieu

10	.43(11)	Sub-lease dated August 29, 2000 between Pivotal and Primus Telecommunications (Canada) Inc. with respect to premises located in Vancouver, B.C.

10	.44(11)	Amendment of Lease Extension dated April 29, 2002 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.45		Lease dated August 18, 2000 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.46		Credit Agreement with CIBC dated December 24, 2002

10.45		Loan and Security Agreement with Silicon Valley Bank dated December 2002

99.1		Risk Factors

_________________

#	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Pivotal's Form 8-K filed on January 25, 2000.
(2)	Incorporated by reference to Pivotal's Form 8-K filed on June 19, 2000.
(3)	Incorporated by reference to Pivotal's Form 8-K filed on July 11, 2000.
(4)	Incorporated by reference to Pivotal's Registration Statement on Form F-1 (No. 333-82871).
(5)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2000.
(6)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-39922).
(7)	Incorporated by reference to Pivotal's Registration Statement on Form S-8 (No. 333-42460).
(8)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2001
(9)	Incorporated by reference to Pivotal's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001
(10)	Incorporated by reference to Pivotal's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(11)	Incorporated by reference to Pivotal's Annual Report on Form 10-K for the year ended June 30, 2002
(12)	Incorporated by reference to Pivotal's Form 8-K filed on October 29, 2002
(13)	Incorporated by reference to Pivotal's Form 10-Q filed on November 14, 2002

(b)     Reports on Form 8-K

Three reports on Form 8-K were filed during the three months ended December 31, 2002. The Form 8-K filed on October 29, 2002 reported the completion of the MarketFirst acquisition, the company’s restructuring plans and the company’s requirement to secure its credit agreement with cash in trust due to required balance sheet ratios under the credit agreement. Attached as an exhibit to the 8-K was the Agreement and Plan of Merger with MarketFirst. The Form 8-K furnished on November 26, 2002 attached as an exhibit the Notice of Annual General Meeting and Management Information Circular and Form of Proxy for the Company’s Annual General Meeting held on Tuesday, November 26, 2002. The information and any exhibits in the Form 8-K furnished pursuant to the Item 9 shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended. The Form 8-K furnished on December 4, 2002 attached as an exhibit a press release dated November 13, 2002 by which the Company announced the opening of its wholly-owned research and development subsidiary in India. The information and any exhibits in the Form 8-K furnished pursuant to the Item 9 shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 2003

PIVOTAL CORPORATION /s/ Divesh Sisodraker Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    (c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    (a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    (b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Divesh Sisodraker Divesh Sisodraker Chief Financial Officer (Principal Financial Officer)

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    (c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    (a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    (b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Roger (Bo) Manning Roger (Bo) Manning President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pivotal Corporation (the “Company”) on Form 10-Q for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Divesh Sisodraker, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Divesh Sisodraker Divesh Sisodraker Chief Financial Officer (Principal Financial Officer) Date: February 13, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pivotal Corporation (the “Company”) on Form 10-Q for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kent Roger (Bo) Manning, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger (Bo) Manning Roger (Bo) Manning President and Chief Executive Officer (Chief Executive Officer) Date: February 13, 2003