Form 10-Q
period 2003-03-31
PIVOTAL CORP
filed 2003-05-14
CIK 1086329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-26867

PIVOTAL CORPORATION

(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA, CANADA (State or other Jurisdiction of incorporation)	98-0366456 (I.R.S. Employer Identification No.)

SUITE 700 – 858 BEATTY STREET
VANCOUVER, BRITISH COLUMBIA, V6B 1C1
CANADA

(Address of principal executive offices and zip code)

Telephone (604) 699-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Common shares outstanding at April 1, 2003: 25,482,591

PIVOTAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I — ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)

	March 31,	June 30,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,633	$20,322
Short-term investments	12,242	20,961
Accounts receivable	6,379	11,100
Prepaid expenses and other	2,464	2,546

Total current assets	32,718	54,929
Property and equipment, net	3,486	4,201
Goodwill	10,037	7,308
Acquired intangibles, net	780	324
Other assets	1,233	1,883

Total assets	$48,254	$68,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,697	$16,414
Current portion of accrued restructuring costs	4,549	2,296
Current portion of restructuring costs assumed on acquisition	1,491	—
Deferred revenue	12,296	12,327
Current portion of obligations under capital leases and long-term debt	496	320

Total current liabilities	33,529	31,357
Non-current portion of accrued restructuring costs	3,242	3,082
Non-current portion of restructuring costs assumed on acquisition	726	—
Non-current portion of obligations under capital leases and long-term debt	76	423

Total liabilities	37,573	34,862
Shareholders’ equity:
Preferred shares, undesignated, no par value; authorized shares – 20,000 at March 31, 2003 and June 30, 2002; no shares issued and outstanding Common shares, no par value; authorized shares – 200,000 at March 31, 2003 and June 30, 2002; issued and outstanding shares – 25,480 and 24,096 at March 31, 2003 and June 30, 2002, respectively	179,663	178,084
Deferred share-based compensation	(5)	(23)
Accumulated other comprehensive loss	—	(90)
Accumulated deficit	(168,977)	(144,188)

Total shareholders’ equity	10,681	33,783

Total liabilities and shareholders’ equity	$48,254	$68,645

See accompanying notes.

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN UNITED STATES DOLLARS,
ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues:
License	$3,554	$7,510	$13,786	$20,433
Services and maintenance	9,581	10,206	27,751	30,111

Total revenues	13,135	17,716	41,537	50,544

Cost of Revenues:
License	332	385	1,485	1,434
Services and maintenance	5,003	5,025	15,068	16,888

Total cost of revenues	5,335	5,410	16,553	18,322

Gross profit	7,800	12,306	24,984	32,222

Operating Expenses:
Sales and marketing	5,414	8,734	21,550	32,614
Research and development	4,276	3,636	12,305	13,243
General and administrative	1,999	2,060	6,424	10,046
Restructuring costs and other charges	—	—	8,596	51,429
Amortization of goodwill	—	1,505	—	14,163
Amortization of acquired intangibles	206	88	254	400

Total operating expenses	11,895	16,023	49,129	121,895

Loss from operations	(4,095)	(3,717)	(24,145)	(89,673)
Interest and other income (loss)	(174)	345	(447)	1,044

Loss before income taxes	(4,269)	(3,372)	(24,592)	(88,629)
Income taxes (recovery)	18	(8)	197	326

Net loss	$(4,287)	$(3,364)	$(24,789)	$(88,955)

Loss per share:
Basic and diluted	$(0.17)	$(0.14)	$(0.99)	$(3.70)

Weighted average number of shares used to calculate loss per share:
Basic and diluted	25,478	24,075	24,982	24,022

See accompanying notes.

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2003
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Shares and
	Additional Paid-In			Accumulated
	Capital		Deferred	Other		Total
			Share-Based	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Compensation	Loss	(Deficit)	Equity

Balance June 30, 2002	24,096	$178,084	$(23)	$(90)	$(144,188)	$33,783
Net loss for the three months ended September 30, 2002	—	—	—	—	(8,751)	(8,751)
Change in net unrealized loss on available-for-sale investment	—	—	—	(22)	—	(22)

Comprehensive loss						(8,773)

Issuance of common shares on exercise of stock options	4	3	—	—	—	3
Issuance of common shares related to Employee Stock Purchase Plan	62	195	—	—	—	195
Issuance of common shares related to prior year acquisitions	448	970	—	—	—	970
Amortization of share-based compensation	—	—	6	—	—	6

Balance at September 30, 2002	24,610	$179,252	$(17)	$(112)	$(152,939)	$26,184
Net loss for the three months ended December 31, 2002	—	—	—	—	(11,751)	(11,751)
Change in net unrealized loss on available-for-sale investment	—	—	—	112	—	112

Comprehensive loss						(11,639)

Issuance of common shares on exercise of stock options	2	1	—	—	—	1
Issuance of common shares on acquisition of MarketFirst	725	319	—	—	—	319
Amortization of deferred share-based compensation	—	—	6	—	—	6

Balance at December 31, 2002	25,337	$179,572	$(11)	—	$(164,690)	$14,871
Net loss for the three months ended March 31, 2003	—	—	—	—	(4,287)	(4,287)

Comprehensive loss						(4,287)

Issuance of common shares on exercise of stock options	1	1	—	—	—	1
Issuance of common shares related to Employee Stock Purchase Plan	142	90	—	—	—	90
Amortization of deferred share-based compensation	—	—	6	—	—	6

Balance at March 31, 2003	25,480	$179,663	$(5)	—	$(168,977)	$10,681

PIVOTAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN UNITED STATES DOLLARS; ALL AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss for the period	$(24,789)	$(88,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of goodwill	—	14,163
Amortization of acquired intangibles	254	400
Impairment of goodwill and acquired intangibles	—	32,987
Depreciation	1,524	3,505
Non-cash restructuring costs	844	7,535
Tax benefit from employee stock option plans	—	378
Loss on disposal of other assets	78	—
Amortization of deferred share-based compensation	18	42
Change in operating assets and liabilities:
Accounts receivable	7,172	9,551
Prepaid expenses	226	(1,513)
Accounts payable and accrued liabilities	(3,998)	(5,992)
Accrued restructuring costs	1,206	5,911
Deferred revenue	(1,561)	(1,819)

Net cash used in operating activities	(19,026)	(23,807)

Cash flow from investing activities:
Purchases, sales and maturities of short-term investments, net	8,719	29,711
Purchase of property and equipment	(1,544)	(1,051)
Proceeds on disposal of property and equipment	16	—
Proceeds from sale and leaseback of assets	—	1,277
Net cash acquired on acquisition of MarketFirst Software, Inc. (note 2)	2,515	—
Long term investments and other assets	662	(3,838)

Net cash provided by investing activities	10,368	26,099

Cash flow from financing activities:
Proceeds from issuance of common shares	290	958
Repayment of obligations under capital lease	(321)	(312)

Net cash (used in) provided by financing activities	(31)	646

Net (decrease) increase in cash and cash equivalents	(8,689)	2,938
Cash and cash equivalents, beginning of period	20,322	13,247

Cash and cash equivalents, end of period	$11,633	$16,185

Supplemental non-cash investing and financing disclosure:
Issuance of common shares on acquisitions	$319	$—

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

The total consideration paid by Pivotal for MarketFirst, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

Identifiable assets acquired (including cash of $2,780)	$5,498
Liabilities assumed	8,354

Net identifiable assets (liabilities) acquired	(2,856)
Goodwill	2,494
Acquired intangibles	946

Purchase price	$584

Consideration
Cash	$265
Fair value of common shares issued	319

$584

Prior to the date of acquisition by Pivotal, MarketFirst implemented restructuring plans that included a reduction in headcount and facilities abandonment to align its expenses and revenue levels. The fair value of obligations related to this restructuring, which consist principally of facilities lease obligations and employee severance, were recorded as liabilities on the consolidated financial statements of Pivotal as at the date of the acquisition. Of the remaining balance of this restructuring liability of $2,217 at March 31, 2003, $1,490 will be paid over the twelve month period subsequent to March 31, 2003, and the remaining balance of $727 will be paid over the associated lease terms, which range from one to two years.

The following table presents the unaudited pro forma results of operations for informational purposes assuming Pivotal had acquired MarketFirst at the beginning of the fiscal 2002 year.

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Total revenues	$13,135	$20,752	$43,481	$59,710
Net loss	$(4,287)	$(7,988)	$(29,650)	$(105,356)
Basic and diluted net loss per share	$(0.17)	$(0.32)	$(1.17)	$(4.26)

Included in the pro forma net loss for the three months ended March 31, 2003 and 2002, respectively, are restructuring costs and other charges of $0 and $444. For the nine months ended March 31, 2003 and 2002, respectively, included are charges of $12,307 and $56,832 for restructuring costs and other charges, and charges of $0 and $1,268 for discontinued operations. This information may not necessarily be indicative of the future combined results of operations of Pivotal and MarketFirst.

3.     GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The Financial Account Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

The Company adopted FAS 141 effective July 1, 2001 and FAS 142 on a prospective basis on July 1, 2002. The adoption of FAS 141 did not have an impact on Pivotal’s financial position, results of operations and cash flows in fiscal 2002. There was no cumulative transition adjustment upon adoption as of July 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of July 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has reviewed the balances of goodwill and identifiable intangibles and determined that the Company was required to reclassify acquired intangibles related to assembled workforce, totaling $235 to goodwill. No amounts were reclassified from goodwill to acquired intangibles. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company has completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

For the purpose of testing goodwill for impairment, SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. The Company determined that the fair value of its reporting unit, based on a combination of the present value of expected cash flows, analysis of qualitative factors, and consideration of market capitalization as of October 31, 2002 exceeded the carrying amount of recorded goodwill as of October 31, 2002. As a result, the second step of the transitional impairment test under SFAS 142 was not required to be performed. Changes to the estimates used in the first step of the analysis, including estimated cash flows, could cause the reporting unit to be valued differently in future periods. Future analysis could possibly result in a non-cash goodwill impairment of up to $9,802, depending on the estimated value of the reporting unit and the value of the net assets attributable to the reporting unit at that time.

As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2002, for any period presented, and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2002, effective July 1, 2002. Prior to July 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2002 acquisitions using the straight-line method over three years. The Company stopped amortizing goodwill totaling $7,308, thereby eliminating annual goodwill amortization of approximately $6,000 in fiscal 2003. Net loss and net loss per share adjusted to exclude goodwill and assembled workforce amortization for comparative periods ended March 31, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net loss, as reported	$(4,287)	$(3,364)	$(24,789)	$(88,955)
Adjustments:
Amortization of goodwill	—	1,505	—	14,163
Amortization of acquired intangibles	—	64	—	286

Net Loss	$(4,287)	$(1,795)	$(24,789)	$(74,506)

Basic and diluted net loss per share, as reported	$(0.17)	$(0.14)	$(0.99)	$(3.70)

Basic and diluted net loss per share, adjusted	$(0.17)	$(0.08)	$(0.99)	$(3.10)

Identifiable intangibles (acquired technology) are currently amortized using the straight-line method over the useful lives of the assets, ranging from 26 to 36 months. As of March 31, 2003, future amortization expense related to the acquired technology is as follows:

Quarter ending June 30, 2003	$125
Year ending June 30, 2004	437
Year ending June 30, 2005	218

Total	$780

The changes in the carrying amount of goodwill during the nine months ended March 31, 2003, were as follows:

Balance as of June 30, 2002	$7,308
Reclassification related to assembled workforce	235
Goodwill related to MarketFirst acquisition (see Note 2)	2,494

Balance as of March 31, 2003	$10,037

The components of acquired intangibles, related to the MarketFirst acquisition (see Note 2) and previous acquisitions, at March 31, 2003 and June 30, 2002 are as follows:

	March 31,	June 30,
	2003	2002

Acquired technology	1,796	1,620
Less: accumulated amortization	1,016	1,296

Acquired intangibles, net	$780	$324

4.     ACCOUNTS RECEIVABLE

Accounts receivable are net of an allowance for doubtful accounts of $2,908 and $1,704 at March 31, 2003 and June 30, 2002, respectively.

5.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows

	March 31,	June 30,
	2003	2002

Accounts payable	$6,607	$9,084
Accrued compensation	3,436	3,287
Accrued acquisition costs	1,209	2,044
Other accrued liabilities	3,445	1,999

	$14,697	$16,414

6.     LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss (A)	$(4,287)	$(3,364)	$(24,789)	$(88,955)
Weighted average number of common shares	25,478	24,075	24,982	24,022
outstanding (B)
Loss per share:
Basic and diluted (A/B)	$(0.17)	$(0.14)	$(0.99)	$(3.70)

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

During the three months ended March 31, 2003 and 2002 and the nine months ended March 31, 2003 and 2002, no single customer accounted for 10% or more of Pivotal’s total revenue.

8.     RESTRUCTURING COSTS AND OTHER CHARGES

During the nine month period ended March 31, 2003, Pivotal implemented restructuring plans to align its cost structure with changing market conditions and resulting decreased short-term revenue expectations. In connection with these plans, Pivotal recorded a charge of $8,596 in the quarter ended December 31, 2002. This charge included costs associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments. There was no charge recorded for the quarter ended March 31, 2003.

Previously, during the year ended June 30, 2002, in light of the significant downturn in the North American and global economies, and the related impact on corporate capital spending, management approved an initial round of restructuring plans to align Pivotal’s cost structure with management’s revised revenue expectations. In connection with these plans, Pivotal recorded charges of $53,576 related to both restructuring activities and intangible asset writedowns. These charges included restructuring costs of $20,589 associated with workforce reduction, consolidation of excess facilities, contract settlements and tangible asset impairments. In addition, Pivotal recorded a charge of $32,987 related to the impairment of previously recorded goodwill and other acquired intangible assets.

Over the next two quarters, Pivotal expects to incur restructuring charges in the range of $1,000 to $2,500, as it moves to further reduce its cost structure. Cost reductions will come from the transitioning to a partner model in non-profitable markets outside North America, the elimination of excess professional services resources and contractor costs, and the continued movement of non-core research and development functions to our subsidiary in India.

Changes in the restructuring reserve during the nine months ended March 31, 2003 were as follows:

		Excess	Contract
	Workforce	Facilities/Asset	Settlement
	Reduction	Impairments	Costs/Other	Total

Reserve balances, June 30, 2002	$295	$4,331	$752	$5,378
Restructuring charges, quarter ended September 30, 2002	—	—	—	—
Cash payments	(216)	(404)	(353)	(973)

Reserve balances, September 30, 2002	$79	$3,927	$399	$4,405
Restructuring charges, quarter ended December 31, 2002	3,302	4,842	452	8,596
Cash payments, relating to restructuring charges for:
Fiscal 2002	—	(208)	(39)	(247)
Fiscal 2003	(1,788)	(503)	(47)	(2,338)
Non-cash portion relating to restructuring charges for:
Fiscal 2002	—	(341)	—	(341)
Fiscal 2003	—	(487)	(16)	(503)

Reserve balances, December 31, 2002	$1,593	$7,230	$749	$9,572
Restructuring charges, quarter ended March 31, 2003	—	—	—	—
Cash payments, relating to restructuring charges for:
Fiscal 2002	(16)	(259)	(18)	(293)
Fiscal 2003	(922)	(503)	(63)	(1,488)

Reserve balances, March 31, 2003	$655	$6,468	$668	$7,791
Current Portion	$577	$3,591	$381	$4,549
Non-current Portion	78	2,877	287	3,242

	$655	$6,468	$668	$7,791

During the three months ended December 31, 2002, workforce reduction charges of $3,302 were related to the cost of severance and benefits associated with approximately 120 employees notified of termination, across Pivotal’s sales, marketing, research and development, professional services and administrative departments.

In connection with this restructuring recorded in the second quarter of 2002, Pivotal identified a number of leased office facilities that were no longer required. As a result, Pivotal recorded total lease costs of approximately $8,807. The costs primarily related to Pivotal’s future contractual obligations under operating leases. The remaining lease commitments will be paid over the respective lease terms through to 2008. Offsetting the total lease charge was approximately $4,452 in net expected sublease revenue. The estimated costs to exit the facilities, including expected sublease revenues, are based on available commercial rates and an estimate of the time required to sublet the facilities. The charge may be increased in future periods if further consolidations are required or if sublease income is less than expected. In addition, leasehold improvements located at the closed facilities and associated furniture and equipment were determined to be impaired and were written down to estimated realizable value, net of estimated disposal costs. The total write down of capital assets in the three months ended December 31, 2002 amounted to $487.

Contract settlement and other costs of $452 for the three months ended December 31, 2002 were comprised of the remaining commitments on operating lease contracts for equipment made redundant due to the restructuring activities. If additional contracts are cancelled in future periods, or if additional unforeseen costs are incurred in respect of current contracts, this charge may increase.

During the nine months ended March 31, 2002, Pivotal recorded workforce reduction charges of $3,176, related to severance and related benefits to approximately 150 terminated employees. The workforce reductions were primarily in the United States, Canada and the United Kingdom and extended across all departments.

During the nine months ended March 31, 2002, Pivotal recorded charges of $10,564 related to the consolidation of facilities and impairment of certain assets. These charges included $4,842 of asset impairments for certain capital assets that were either abandoned during the period or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts of the related assets. The remainder of the charges related to the consolidation of facilities and represent remaining lease commitments, net of expected sublease income, and other costs related to the closure of certain corporate facilities, sales offices and research and development centers for activities that have been exited or restructured. The remaining lease commitments will be paid over the respective lease terms through to June 2007. The estimated costs to exit the facilities, including expected sublease revenues, are based on available commercial rates and an estimate of the time required to sublet the facilities. The charge may be increased in future periods if further consolidations are required or if sublease income is less than expected.

During the nine months ended March 31, 2002, Pivotal recorded charges of $4,702 for contract settlement costs including penalties expected to be incurred due to Pivotal’s withdrawal from certain purchase and partner contracts and for various unrecoverable prepaid expenses related to future services forfeited as a direct result of the restructuring activities.

As part of Pivotal’s review of financial results during the three months ended December 31, 2001, Pivotal performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its past acquisitions. The impairment assessment was performed due to changes in overall economic conditions that had negatively impacted Pivotal’s revenues and forecasted revenue growth rate. As a result, an impairment charge of $32,987 was recorded to reduce goodwill associated with acquisitions and other acquired intangibles to their estimated fair values. This impairment charge was primarily associated with the acquisitions of Exactium Ltd., Digital Conversations Inc. (formerly Simba Technologies Inc.), Software Spectrum CRM, Inc. and Project One Business Technologies Inc.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. Statement 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, Statement 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. The provisions of Statement 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. Pivotal did not record any restructuring costs for the quarter ended March 31, 2003 and therefore adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company initiates exit or disposal activities, the adoption of Statement 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized under such costs.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Pivotal adopted Statement 148 effective December 1, 2002 and have provided the disclosures required under Statement 148 in Note 10.

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Pivotal does not believe that the adoption of Issue 00-21 will have a material effect on its consolidated financial position or results of operations.

Accounting for and Disclosure of Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, Interpretation 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. Pivotal has applied the recognition provisions of Interpretation 45 prospectively to guarantees issued after December 15, 2002. The adoption of Interpretation 45 did not have a material impact on its consolidated financial position, results of operations or cash flows.

As part of its standard software license agreement, Pivotal normally provides its customers with a limited warranty concerning the operations of its software and an indemnification with respect to damages suffered by its customers as a result of any infringement by its software products of third intellectual property rights. The warranties generally expire after one year, and the indemnities continue indefinitely for all customers using the then current version of Pivotal’s software products. In Pivotal’s experience, the cost of these warranties and indemnifications have not been significant and therefore the recognition of a separate liability reserve has not been considered necessary.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Pivotal is currently evaluating FIN 46 but does not expect that the adoption of FIN 46 will have a material effect on the Company’s results of operations, financial condition or disclosures.

Accounting for Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively.

The Company will adopt the provisions of SFAS No. 149 for any contracts entered into after June 30, 2003 and is not affected by Implementation Issues that would require earlier adoption. Pivotal does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

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

	Three months ended		Nine months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss under APB 25	$(4,287)	$(3,364)	$(24,789)	$(88,955)
Add back deferred share-based compensation	6	14	18	42
Less stock compensation expense using fair value method	(3,701)	(6,628)	(10,700)	(19,884)

Net loss under SFAS 123	$(7,982)	$(9,978)	$(35,471)	$(108,797)

Basic and diluted loss per share:
As reported	$(0.17)	$(0.14)	$(0.99)	$(3.70)
SFAS No. 123 pro forma	$(0.31)	$(0.41)	$(1.42)	$(4.53)

Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma earnings for future years since SFAS No. 123 applies only to options granted after 1996.

The weighted average Black-Scholes option pricing model value of options granted under the share option plan during the quarters ended March 31, 2003 and 2002 were U.S. $0.68, and U.S. $4.82 per share, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:

	Three months ended
	March 31,

	2003	2002

Assumptions
Volatility factor of expected market price of Pivotal’s shares	123.0%	118.4%
Dividend yield	0.0%	0.0%
Weighted average expected life of stock options (years)	4 years	4 years
Risk free interest rate	3.0%	4.4%

11.     CREDIT FACILITIES

On December 30, 2002, Pivotal signed a credit agreement with a U.S. based bank. The agreement provides Pivotal with a $7,000 credit facility and is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to Pivotal’s general intangibles. As at March 31, 2003, Pivotal had issued standby letters of credit totaling $6,592 under the facility, and was in compliance with all associated covenants.

On December 24, 2002, Pivotal amended its existing credit agreement with a Canadian based bank. Under the amended agreement, the facility is limited to the amount of outstanding letters of credit totaling $5,512 and is secured by back-to-back letters of credit. As at March 31, 2003, we were in compliance with all covenants associated with the above facility.

12.     RELATED PARTY TRANSACTIONS

During the year ended June 30, 2001, Pivotal loaned Cdn$124 to its General Counsel and Secretary. This loan is non-interest bearing and is unsecured. Pursuant to an agreement dated May 29, 2002, Cdn$42 of the loan has been repaid and the outstanding balance of the loan will be repaid through the offset of future incentive compensation, and will become due and payable in full in the event Pivotal’s General Counsel and Secretary ceases to be employed by Pivotal.

On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal’s Board of Directors on November 27, 2001. During the three month and nine month periods ended March 31, 2003, Pivotal paid Mr. Lochhead $0 and $47, respectively, pursuant to the agreement. The consulting agreement with Christopher Lochhead was terminated effective September 30, 2002.

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

Overview

Pivotal Corporation offers Customer Relationship Management (CRM) software and related services that enable mid-sized enterprises worldwide to acquire, serve and manage their customers. Pivotal’s target customers are companies and business units in the revenue range of $100 million to $3 billion per year. Customer Relationship Management products and services automate and manage marketing, selling and servicing processes. We refer to our software as the Pivotal CRM Suite. The Pivotal CRM Suite is designed to complement and integrate with a business’ supply chain, thereby enabling businesses to improve efficiency and increase revenue.

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

Our common shares are listed on the Nasdaq National Market under the symbol “PVTL” and on the Toronto Stock Exchange under the symbol “PVT”. Our head office is located at Suite 700 – 858 Beatty Street, Vancouver, British Columbia, Canada, V6B 1C1, and our telephone number is (604) 699-8000. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

Developments in Fiscal Year 2003

On October 3, 2002, we announced corporate restructuring initiatives, which included a company-wide workforce reduction representing approximately 27% of our total workforce, consolidation of excess facilities and restructuring of certain business functions. These initiatives enabled us to align our operations with both the current demand in the market for customer relationship management software products as well as the anticipated growth within that same market. During the nine months ended March 31, 2003, we incurred a charge to operations of $8.6 million related to this restructuring. Total cash outlays under the restructuring were $1.5 million and $3.8 million during the three and nine month periods ended March 31, 2003 respectively, and the non-cash portion was nil and $0.5 million, respectively. Of the remaining balance, which relates principally to lease payments on redundant facilities and equipment, $3.5 million will be paid over the twelve months subsequent to March 31, 2003 and the remaining balance will be paid over the associated lease terms, which range from one to ten years. The total restructuring charge and related cash outlays are based on management’s estimates, which may change as the restructuring plan is finalized. Additional charges will be incurred over the next two quarters as we move to further reduce our cost structure.

In October 2002, we opened a development center in Bangalore, India and incorporated a wholly-owned Indian subsidiary. As of March 31, 2003 we had 23 full-time employees in India. We intend to continue to increase head count in India over the next 12 months. The Indian development center will primarily perform software development to augment our North American development teams. We expect that our total research and development costs will decrease over the next six months as we reduce contractor costs and continue to move non-core research and development functions to India.

On October 23, 2002, we acquired 100% of MarketFirst Software, Inc. (“MarketFirst”), a privately-held company based in Mountain View, California that provides technology to help companies automate and manage their marketing processes. Accordingly, the results of operations of MarketFirst are included in our condensed consolidated statements of operations and cash flows since the acquisition date, and the related assets and liabilities of MarketFirst are included in our balance sheet based upon their respective fair values at the date of acquisition. We paid an aggregate purchase price of $0.6 million consisting of 725,000 common shares and cash of $0.3 million, which includes acquisition related expenditures of $0.2 million. The impact of the acquisition on operations for the three and nine-month periods ended March 31, 2003 is not considered material.

Sources of Revenue and Revenue Recognition Policy

We derive our revenues from the sale of (a) licenses and (b) services and maintenance. License and maintenance revenues are normally generated from licensing our products to end-users, value added resellers and, to a lesser extent, through distribution of third-party products. Service revenues are generated from consulting services and education services sold to end-users.

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

We typically sell first year maintenance, which entitles the customer to new versions of our software solutions and to technical support services, with the related software license. Revenue related to maintenance is recognized evenly over the term of the maintenance contract, which is typically one year.

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

Results of Operations

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and nine months ended March 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

CONSOLIDATED STATEMENT OF OPERATIONS
Revenues:
Licenses	27%	42%	33%	40%
Services and maintenance	73%	58%	67%	60%

Total revenues	100%	100%	100%	100%

Cost of Revenues:
Licenses	3%	2%	4%	3%
Services and maintenance	38%	29%	36%	33%

Total cost of revenues	41%	31%	40%	36%

Gross profit	59%	69%	60%	64%

Operating Expenses:
Sales and marketing	41%	49%	52%	65%
Research and development	33%	21%	30%	26%
General and administrative	15%	12%	15%	20%
Restructuring costs and other charges	—%	—%	21%	101%
Amortization of goodwill	—	8%	—	28%
Amortization of acquired intangibles	2%	1%	1%	1%

Total operating expenses	91%	90%	119%	241%

Loss from operations	(32%)	(21%)	(59%)	(177%)
Interest and other income (loss)	(1%)	2%	(1%)	2%

Loss before income taxes	(33%)	(19%)	(60%)	(175%)

Income tax expense	—	—	—	1%

Net loss	(33%)	(19%)	(60%)	(176%)

Revenues

In the quarter ended March 31, 2003, total revenues decreased 26% to $13.1 million as compared to total revenues of $17.7 million for the quarter ended March 31, 2002. Total revenues for the nine month period ended March 31, 2003 were $41.5 million compared with $50.5 million for the nine months ended March 31, 2002, representing a decrease of 18%.

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

Licenses

In the quarter ended March 31, 2003, revenues from licenses decreased 53% to $3.6 million as compared to $7.5 million for quarter ended March 31, 2002. Revenues from licenses for the nine months ended March 31, 2003 were $13.8 million compared with $20.4 million for the nine months ended March 31, 2002, representing a decrease of 33%.

For the nine months ended March 31, 2003, our revenue from licenses decreased as a result of the continued economic slowdown through calendar 2002 and 2003 and the resulting impact on corporate capital spending. We have observed an overall reduction in corporate capital budgets and continue to experience unpredictable selling cycles. Our license revenues depend on the overall demand for customer relationship management products, and the overall demand for our software depends in large part on general economic and business conditions. Additionally, in the first quarter of fiscal 2003 we experienced contract losses with some customers due to customer concerns over the rapid decline of our stock price in the latter half of September 2002 and whether such decline indicated issues within Pivotal.

Revenues from licenses represented 27% and 42% of total revenues for the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003 and 2002, respectively, revenues for licenses represented 33% and 40% of total revenues. No single customer accounted for 10% or more of our revenues for the quarters ended March 31, 2003 and 2002 or for the nine months ended March 31, 2003 and 2002. North American license revenues accounted for 58% and 49% of total license revenues in the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003 and 2002, respectively, North American license revenues accounted for 54% and 51% of total license revenues.

Services and Maintenance

Revenues from services and maintenance decreased 6% to $9.6 million from $10.2 million for the quarters ended March 31, 2003 and 2002, respectively. This change was represented by a decrease of $1.7 million in revenues from implementation, education, consulting and hosting service engagements, which were partially offset by an increase of $1.1 million in revenues from maintenance contracts. During the nine months ended March 31, 2003, revenues from services and maintenance decreased 8% to $27.8 million compared to the same period in 2002 when revenues from services and maintenance were $30.1 million. This latter change was comprised of a decrease of $4.4 million in revenues from implementation, education, consulting, and hosting services and an increase of $2.1 million in revenues from technical support and maintenance contracts.

Revenues from implementation, education, consulting and hosting services have decreased largely due to lower sales of software licenses in fiscal 2003 as compared to prior year. Revenues relating to maintenance contracts have increased due to an increased customer base and renewals of maintenance contracts upon expiration of first year maintenance arrangements.

Our revenues from services and maintenance represented 73% and 58% of total revenues for the quarters ended March 31, 2003 and 2002, respectively. During the nine month period ended March 31, 2003 and 2002, revenues from services and maintenance represented 67% and 60% of total revenues, respectively. We believe that, over the long term, revenues from services and maintenance will decrease as a percentage of total revenues as license revenues are anticipated to grow at a greater rate than service and maintenance revenues. We plan to continue to rely on third parties to provide a large part of implementation services to our customers rather than providing those services directly.

Cost of Revenues

Total cost of revenues decreased 1% to $5.3 million, or 41% of total revenues, from $5.4 million, or 31% of total revenues, for the quarters ended March 31, 2003 and 2002, respectively. For the nine months ended March 31, 2003 and 2002, total cost of revenues decreased 10% to $16.6 million, or 40% of total revenues, from $18.3 million, or 36% of total revenues. The decrease in total cost of revenues was due to decreased license revenues, as well as reduced headcount and related allocations for services and maintenance following our restructuring initiatives in the first and second quarter of fiscal 2002 and in the second quarter of fiscal 2003. The increase in cost of revenues as a percentage of total revenues in the fiscal 2003 periods compared to the fiscal 2002 periods was due to the change in revenue mix between services and maintenance revenues versus license revenues in the fiscal 2003 periods compared to the fiscal 2002 periods.

Licenses

Cost of revenues from licenses consists of product production and shipping costs as well as the cost of third party technologies incorporated into our solutions. Cost of revenues from licenses decreased to approximately $0.3 million from $0.4 million for the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003 cost of revenues from licenses increased moderately to $1.5 million compared to $1.4 million in the comparable prior year period. While cost of revenues from licenses will generally move in direct proportion to changes in revenues from licenses, the impact of decreased license revenues in the fiscal 2003 periods as compared to the prior year periods was offset by higher overall costs per unit sold in fiscal 2003 as a result of an increase in products sold on an OEM and reseller basis, resulting in higher costs from third-party technology integrated with our solutions. Cost of revenues from licenses as a percentage of revenues from licenses were 9% and 5% for the quarters ended March 31, 2003 and 2002 and were 11% and 7% for the nine months ended March 31, 2003 and 2002, respectively.

We expect that the cost of revenues from licenses as a percentage of revenues from licenses will continue to fluctuate from quarter to quarter depending on sales mix and costs of third-party technology incorporated into our solutions, but that it will generally be in the range of 6% to 8%.

Services and Maintenance

Cost of revenues from services and maintenance consists of personnel and other expenses related to providing maintenance and customer support, education and implementation services. Cost of revenues from services and maintenance will vary depending on the mix of services we provide between support and maintenance, education, implementation and consulting services. Gross profit margins are higher for support and maintenance services than they are for education and implementation services. Support and maintenance services involve the delivery of software upgrades, and customer support. Education and implementation services generally require more involvement by our employees, resulting in higher compensation, travel and similar expenses.

Cost of revenues from services and maintenance remained at $5.0 million for the quarters ended March 31, 2003 and 2002, respectively. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 52 % and 49% for the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003, cost of revenues from services and maintenance decreased 11% to $15.1 million compared to $16.9 million for the nine months ended March 31, 2002 and decreased to 54% of revenues from services and maintenance from 56% for the nine months ended March 31, 2002.

The decrease in cost of revenues from services and maintenance is due primarily to decreased personnel and facilities costs following our restructuring initiatives in fiscal 2002 and 2003.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices, and marketing expenditures related to advertising, trade shows, direct mail, online marketing and promotions.

Sales and marketing expenses decreased 38% to $5.4 million from $8.7 million for the quarters ended March 31, 2003 and 2002, respectively. During the nine month periods ended March 31, 2003, sales and marketing expense decreased 34% to $21.6 million compared to $32.6 million in the nine months ended March 31, 2002. The decreased expenditures for both the three and nine-month periods ending March 31, 2003 are the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans in fiscal 2002 and fiscal 2003, as well as to increased operating efficiencies and decreased commissions due to lower sales. Sales and marketing expenses decreased as a percentage of total revenues to 41% from 49% for the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003 and 2002, respectively, sales and marketing expenses decreased as a percentage of total revenues to 52% from 65%. This decrease is mainly attributable to lower salaries and commissions for sales and marketing personnel, and lower marketing expenditures.

Research and Development

Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These costs consist primarily of salaries, benefits and equipment for software engineers, quality assurance personnel, program managers, product managers, technical writers and outside contractors used to augment the research and development efforts. Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Since license revenues from our solutions are not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenues for the developed solutions are recognized. There are no software development costs capitalized on our balance sheet.

Research and development expenses increased 18% to $4.3 million from $3.6 million for the quarters ended March 31, 2003 and 2002, respectively. This increase is attributable to higher contract costs related to the development of Pivotal 5 during the 2003 period. Pivotal 5, which will be released in late April 2003, features an enhanced user interface, the integration of the MarketFirst technology, new interactive selling and eService capabilities, additional new contact center capabilities, and other platform enhancements.

During the nine months ended March 31, 2003 and 2002, respectively, research and development expenses decreased 7% from $13.2 million to $12.3 million. This decrease is a result of a reduction in employees and contract labor following the implementation of our restructuring plans in the second quarter of fiscal 2002 and in the second quarter of fiscal 2003. Research and development expenses were 33% and 21% of total revenues for the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003 and 2002, respectively, research and development expenses were 30% and 26% of total revenues.

In October 2002, we opened a development center in Bangalore, India and incorporated a wholly-owned Indian subsidiary. As of March 31, 2003 we had 23 full-time employees in India. We intend to continue to increase head count in India over the next 12 months. The Indian development center will primarily perform software development to augment our North American development teams. We expect that our total research and development costs will decrease over the next six months as we reduce contractor costs and continue to move non-core research and development functions to India.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administration and human resources. General and administrative expenses also include legal and other professional fees and bad debt expense.

General and administrative expenses decreased 3% to $2.0 million from $2.1 million for the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003 general and administrative expenses decreased 36% to $6.4 million from $10.0 million for the nine months ended March 31, 2002. General and administrative expenses were 15% and 12% of total revenues for the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003 and 2002, respectively, general and administrative expenses were 15% and 20% of total revenues. The decrease in general and administrative expenses was due to the fact that general and administrative expense for the nine months ended March 31, 2002 included an additional $2.4 million charge for doubtful accounts receivable as well as due to the impact of reduced personnel and facilities costs following our restructuring in the second quarter of fiscal 2002 and in the second quarter of fiscal 2003.

Restructuring Costs and other Charges

During the second quarter of fiscal 2003, we implemented restructuring plans to align our operations with changing market conditions and to create a more efficient organization. In connection with these plans, we recorded a charge of $8.6 million in the quarter ended December 31, 2002. This charge included costs associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments. There was no charge recorded for the quarter ended March 31, 2003.

Workforce reduction charges of $3.3 million in the nine months ended March 31, 2003 represented the cost of severance and related benefits of employees affected by the restructuring activities. Excess facility costs of $4.3 million during this period represented lease termination payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities and sales offices. Certain leasehold improvements located at the closed facilities and furniture and equipment were determined to be impaired as a result of the restructuring activities and therefore we incurred a charge of $0.5 million in the nine months ended March 31, 2003 related to the written down to estimated recoverable value, net of estimated disposal costs, for these particular assets. We also incurred a charge of $0.5 million in the nine months ended March 31, 2003 related to remaining lease commitments on operating lease contracts for equipment made redundant due to the restructuring activities. Please refer to Note 8 of the notes to condensed consolidated financial statements in Part 1 – Item 1 of this quarterly report for details of the changes in the restructuring reserve during the nine months ended March 31, 2003.

Previously, during the year ended June 30, 2002, in light of the significant downturn in the North American and global economies, and the related impact on corporate capital spending, management approved an initial round of restructuring plans to align Pivotal’s cost structure with revised revenue expectations. In connection with these plans, we recorded charges of $53.6 million related to both restructuring activities and intangible asset write-downs. These charges included restructuring costs of $20.6 million associated with workforce reduction, consolidation of excess facilities, contract settlements and tangible asset impairments. In addition, we recorded a charge of $33.0 million related to the impairment of previously recorded goodwill and other acquired intangible assets.

Over the next two quarters, we expect to incur restructuring charges in the range of $1.0 million to $2.5 million as we move to further reduce our cost structure. Cost reductions will come from the transitioning to a partner model in non-profitable markets outside North America, the elimination of excess professional services resources and contractor costs, and the continued movement of non-core research and development functions to our subsidiary in India.

As a result of the fiscal 2003 restructuring, we expect to achieve annualized savings of approximately $14 million in cost of revenues and operating expenses based on the expenditure levels immediately prior to completion of this restructuring.

Amortization of Goodwill and Acquired Intangibles

Due to our adoption of SFAS No. 141 and 142 on July 1, 2002, we no longer amortize goodwill. As a result, there was no charge for amortization of goodwill for the three and nine months ended March 31, 2003. Amortization of goodwill was $1.5 million and $14.2 million for the three and nine months ended March 31, 2002, respectively. As required by SFAS 142, we completed the transitional goodwill impairment test and determined that we did not have a transitional impairment of goodwill.

Also, in conjunction with the implementation of SFAS 141 and 142, we reclassified assembled workforce originally recognized and reported as acquired intangibles to goodwill and ceased workforce amortization. Amortization of acquired intangible assets during the three and nine months ended March 31, 2003 was $0.2 million and $0.3 million, respectively, compared to $0.1 million and $0.4 million, respectively, in the comparable fiscal 2002 periods. The increase in amortization of acquired intangibles during the three months ended March 31, 2003 as compared to the same period in fiscal 2002 was due to the amortization of acquired technology from the MarketFirst acquisition of October 2002. The decrease in amortization of acquired intangibles during the nine months ended March 31, 2003 as compared to the same period in fiscal 2002 was due to the cessation of assembled workforce amortization.

Interest and Other Income (Loss)

Interest and other income (loss) consists of earnings on cash and cash equivalents and short-term investments net of interest expense, foreign exchange gains and losses, and gains and losses on investments. Interest and other income (loss) was $(0.2) million and $0.3 million for the quarters ended March 31, 2003 and 2002, respectively. During the nine months ended March 31, 2003 and 2002, respectively, interest and other income (loss) was $(0.4) million and $1.0 million. In the three and nine months periods ended March 31, 2003, interest and other income (loss) was impacted by lower cash and short term investment balances held during the period. During the three months ended March 31, 2003, interest and other income included a foreign exchange loss of $0.2 million compared to a foreign exchange gain of $0.2 million in the three months ended March 31, 2002. During the nine months ended March 31, 2003, interest and other income included a foreign exchange loss of $0.6 million compared to a foreign exchange gain of $0.04 million in the comparable fiscal 2002 period. The foreign exchange losses were largely attributable to the impact of the depreciation of the U.S. dollar on net liability balances held in our foreign-based subsidiaries. The other components of interest and other income were not material for the periods presented.

Income Taxes

The provision for income taxes was $0.02 million for the quarter ended March 31, 2003, compared to the recovery of $0.01 million for the quarter ended March 31, 2002. During the nine months ended March 31, 2003 and 2002, respectively, the provision for income taxes was $0.2 million and $0.3 million. These income tax amounts were attributable to our operations in the United States, the United Kingdom and France.

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

Quarterly results of operations, expressed in United States dollars; all amounts in thousands:

	Three months ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June. 30,
	2003	2002	2002	2002	2002	2001	2001	2001

Revenues:
License	$3,554	$7,017	$3,215	$8,849	$7,510	$6,870	$6,053	$12,028
Services and maintenance	9,581	9,078	9,092	10,223	10,206	9,828	10,077	10,216

Total revenues	13,135	16,095	12,307	19,072	17,716	16,698	16,130	22,244

Cost of revenues:
License	332	906	247	522	385	557	492	946
Services and maintenance	5,003	4,719	5,346	5,443	5,025	5,895	5,968	6,108

Total cost of revenues	5,335	5,625	5,593	5,965	5,410	6,452	6,460	7,054

Gross profit	7,800	10,470	6,714	13,107	12,306	10,246	9,670	15,190

Operating expenses:
Sales and marketing	5,414	7,080	9,056	8,803	8,734	10,476	13,404	14,129
Research and development	4,276	4,126	3,903	3,720	3,636	4,660	4,947	5,228
General and administrative	1,999	2,395	2,030	2,774	2,060	2,780	5,206	6,904
Restructuring costs and other charges	—	8,596	—	2,147	—	49,504	1,925	—
Amortization of goodwill	—	—	—	1,506	1,505	5,975	6,683	6,438
Amortization of acquired intangibles	206	24	24	88	88	156	156	156

Total operating expenses	11,895	22,221	15,013	19,038	16,023	73,551	32,321	32,855

Loss from operations	(4,095)	(11,751)	(8,299)	(5,931)	(3,717)	(63,305)	(22,651)	(17,665)
Other income (loss)
Interest and other income (loss)	(174)	16	(289)	245	345	481	218	1,352
Impairment of investments	—	—	—	(1,244)	—	—	—	—

	(174)	16	(289)	(999)	345	481	218	1,352
Loss before income taxes	(4,269)	(11,735)	(8,588)	(6,930)	(3,372)	(62,824)	(22,433)	(16,313)
Income tax expense (recovery)	18	16	163	60	(8)	180	154	344

Net loss	$(4,287)	$(11,751)	$(8,751)	$(6,990)	$(3,364)	($63,004)	$(22,587)	$(16,657)

Quarterly results of operations on a percentage of revenue basis:

	Three months ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2003	2002	2002	2002	2002	2001	2001	2001

REVENUES:
License	27%	44%	26%	46%	42%	41%	38%	54%
Services and maintenance	73%	56%	74%	54%	58%	59%	62%	46%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

COST OF REVENUES:
License	3%	6%	2%	3%	2%	3%	3%	4%
Services and maintenance	38%	29%	43%	28%	29%	36%	37%	28%

Total cost of revenues	41%	35%	45%	31%	31%	39%	40%	32%

Gross profit	59%	65%	55%	69%	69%	61%	60%	68%

OPERATING EXPENSES:
Sales and marketing	41%	44%	74%	46%	49%	63%	83%	63%
Research and development	33%	26%	32%	20%	20%	28%	31%	23%
General and administrative	15%	15%	17%	15%	12%	17%	32%	31%
Restructuring costs and other charges	—	53%	—	11%	—	296%	12%	—
Amortization of goodwill	—	—	—	8%	8%	36%	41%	29%
Amortization of acquired intangibles	2%	—	—	—	1%	1%	1%	1%

Total operating expenses	91%	138%	123%	100%	90%	440%	200%	147%

Loss from operations	(32%)	(73%)	(68%)	(31% )	(21%)	(379%)	(140%)	(79%)
Other income (loss)
Interest and other income (loss)	(1%)	—	(2%)	1%	2%	3%	1%	6%
Impairment of investments	—	—	—	(6%)	—	—	—	—

	(1%)	—	(2%)	(5%)	2%	3%	1%	6%
Loss before income taxes	(33%)	(73%)	(70%)	(36%)	(19%)	(376%)	(139%)	(73%)
Income tax expense (recovery)	—	—	1%	(1%)	—	1%	1%	2%

Net loss	(33%)	(73%)	(71%)	(37%)	(19%)	(377%)	(140%)	(75%)

We believe the decrease in revenue commencing in the quarter ended September 30, 2001 is a result of the global economic slowdown and related reluctance of companies to acquire significant software and systems during this time.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control. As a result of our restructuring initiatives, our limited operating history and recent acquisitions, we cannot forecast operating expenses based on historical results. Accordingly, we base our anticipated level of expense in part on future revenue projections and planned expenditure levels. Most of our expenses are fixed in the short-term and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly revenues accurately is limited given the current economic climate, our limited operating history, the length of the sales cycle of our solutions and other uncertainties in our business. If revenues in a particular quarter do not meet projections, our net losses in a given quarter would be greater than expected. As a result, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

Liquidity and Capital Resources

At March 31, 2003, we had $11.6 million in cash and cash equivalents, $12.2 million in short-term investments, and $(0.8)million in total working capital. Our combined cash and cash equivalents and short-term investments decreased to $23.9 million at March 31, 2003 from $41.3 million at June 30, 2002. Our working capital decreased to $(0.8) million at March 31, 2003 from $23.6 million at June 30, 2002. This decrease was principally due to the net loss for the nine months ended March 31, 2003.

Net cash used in operating activities was $19.0 million and $23.8 million for the nine months ended March 31, 2003 and 2002, respectively.

Net cash provided by investing activities was $10.4 million and $26.1 million for the nine months ended March 31, 2003 and 2002. During the nine months ended March 31, 2003 and 2002, we received proceeds of $8.7 million and $29.7 million, respectively, from the sale and maturity of short-term investments. Net capital expenditures were $1.5 million and $1.1 million for the nine months ended March 31, 2003 and 2002, respectively. Capital expenditures during the fiscal 2003 period related to furniture and equipment for our new head office facilities in Vancouver as well as to computer equipment and infrastructure upgrades.

Net cash used in financing activities was $0.03 million for the nine months ended March 31, 2003, compared to $0.6 million of cash provided by financing activities for the nine months ended March 31, 2002.

As of March 31, 2003, our future fixed commitments for cash payments primarily related to obligations under non-cancelable operating and capital leases. We lease facilities under non-cancelable operating leases expiring between 2003 and 2012 and certain equipment under non-cancelable operating and capital leases expiring between 2003 and 2004. Future minimum lease payments and other future fixed commitments are as follows:

	Total	< 1 year	1-3 years	3-5 years	> 5 years

Capital leases and long term debt	$2,789	$1,986	$750	$53	$0
Restructuring liabilities	7,791	4,548	1,976	954	313
Operating leases (excluding amounts charged to restructuring)	31,104	5,135	7,314	4,593	14,062
Licensing commitments	250	250	—	—	—

Total cash obligations	$41,934	$11,919	$10,040	$5,600	$14,375

Our principal sources of liquidity at March 31, 2003 were our cash and cash equivalents and short-term investments.

On December 30, 2002, we entered into a new credit agreement with a U.S. bank. This credit agreement includes a revolving credit facility of up to $7.0 million, which bears interest at the bank’s prime rate plus 0.50% per year and is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge on general intangibles. As at March 31, 2003, we had issued standby letters of credit totaling $6.6 million under the facility, which were used to secure lease obligations as well as to secure our facility with a Canadian bank. Our ability to draw on this facility is subject to meeting certain covenants. As at March 31, 2003, we were in compliance with all covenants associated with the above facility.

On December 24, 2002, we amended our previous credit agreement with a Canadian based bank. Under the amended agreement, the facility is limited to the amount of outstanding letters of credit totaling $5.5 million and is secured by back-to-back letters of credit. As at March 31, 2003, we were in compliance with all covenants associated with the above facility.

On October 23, 2002, we completed the acquisition of MarketFirst Software Inc. The purchase price consisted of 725,000 shares of Pivotal Corporation and cash of $0.3 million, which included acquisition-related expenditures of $0.2 million. We expect that any additional expenditures and obligations related to the MarketFirst acquisition will be minimal.

We expect to incur capital expenditures of approximately $1.5 million in the twelve months subsequent to March 31, 2003, largely due to leasehold fit-outs for our subleased space in our Vancouver head office facilities, as well as various upgrades to our computer systems infrastructure.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Our customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. We perform ongoing credit evaluations of our customers and normally do not require collateral or other security to support credit sales. We provide an allowance for bad debts based on historical experience and specifically identified risks. If the creditworthiness of certain customers deteriorates, or their business fails, we may experience additional bad debt expenses. During the nine month period ended March 31, 2003, we recorded an expense for provisions for doubtful debts, net of recoveries of previously written-off accounts receivable, totaling $0.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, Statement 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. The provisions of Statement 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. We did not record any restructuring costs for the quarter ended March 31, 2003 and therefore adoption did not have an effect on our consolidated financial position or results of operations. However, if we initiate exit or disposal activities, the adoption of Statement 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized under such costs.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted Statement 148 effective December 1, 2002 and have provided the disclosures required under Statement 148 in Note 10.

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have material effect on our consolidated financial position or results of operations.

Accounting for and Disclosure of Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, Interpretation 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. We have applied the recognition provisions of Interpretation 45 prospectively to guarantees issued after December 15, 2002. The adoption of Interpretation 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating FIN 46 but do not expect that the adoption of FIN 46 will have a material effect on our results of operations, financial condition or disclosures.

Accounting for Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively.

We will adopt the provisions of SFAS No. 149 for any contracts entered into after June 30, 2003 and are not affected by Implementation Issues that would require earlier adoption. We do not expect that the adoption of this Statement will have a material impact on our results of operations and financial position.

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

We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments. Based on a sensitivity analysis performed on our balances as of March 31, 2003, the fair value of our short-term investment portfolio of $12.2 million would not be materially impacted by a shift in the yield curve of plus or minus 50, 100 or 150 basis points.

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

At March 31, 2003, we had no outstanding currency forward exchange contracts, and had none outstanding during the quarter. For the quarter ended March 31, 2003, the foreign exchange loss was $0.2 million compared to a foreign exchange gain of $0.2 million for the quarter ended March 31, 2002.

We regularly analyze the sensitivity of our foreign exchange positions to measure our foreign exchange risk. At March 31, 2003, a 10% shift in foreign exchange rates would not have materially impacted our foreign exchange loss because our foreign currency net asset position was immaterial.

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

PART II — ITEM 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

PART II — ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

PART II — ITEM 4

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II — ITEM 5

OTHER INFORMATION

None.

PART II — ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

2.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel,Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999

2.2(2)	Stock Purchase Agreement among Pivotal and Industrial & Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000

Exhibit No.	Description

2.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital

2.4(12)	Agreement and Plan of Merger among Pivotal, Pivotal Corporation, a Washington corporation, Pivotal Merger Subsidiary, Inc., MarketFirst Software, Inc. and other shareholders of MarketFirst Software, Inc. dated October 2, 2002

3.2(4)	Memorandum and Articles

4.1(4)	Specimen of common share certificate

4.2(4)	Registration Rights (included in Exhibit 10.14)

4.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)

4.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)

4.5(8)	Specimen of common share certificate as of August 17, 2000

#10.1(4)	Employee Share Purchase Plan

10.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.

10.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington

10.7(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998

10.8(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.9(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

Exhibit No.	Description

10.10(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

10.11(4)	Canadian Imperial Bank of Commerce Schedule — Standard Credit Terms dated March 18, 1998

10.12(4)	Canadian Imperial Bank of Commerce Schedule — Standard Credit Terms dated March 18, 1998

#10.13(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

10.14(4)	Investors’ Rights Agreement dated January 15, 1999

10.15(5)	Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland Employment Agreement between Vince Mifsud and Pivotal dated November 10, 1998

#10.17(6)	Exactium Ltd. 1999 Stock Option Plan

#10.18(7)	Simba Technologies Inc. Incentive Stock Option Plan, as amended

#10.19(8)	Amended and Restated Incentive Stock Option Plan

10.20(8)	Restated Offer to Lease dated July 28, 2000 between CB Richard Ellis Limited and Pivotal with respect to premises located in Vancouver, B.C.

10.21(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.22(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.23(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

10.24(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.25(8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10.26(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001

10.27(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.28(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

#10.29(9)	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002

10.30(10)	Loan Agreement between Canadian Imperial Bank of Commerce and Pivotal dated December 31, 2001

Exhibit No.	Description

#10.31(11)	Employment Agreement between John O’Hara and Pivotal dated June 5, 2001

#10.32(11)	Employment Agreement between Robert Douglas and Pivotal dated October 21, 2001

#10.33(11)	Employment Agreement between Joe Dworak and Pivotal dated October 19, 2001

#10.34(11)	Employment Agreement between James Warden and Pivotal dated May 18, 1999

10.35(11)	Lease Amendment Agreement made as of April 22, 2002 between 354875 B.C. Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10.36(11)	Modification of Lease dated January 8, 2002 between B.C. Rail Ltd. and Pivotal

10.37(11)	Sub-lease dated September 19, 2001 between The H.W. Wilson Company Inc. and Pivotal with respect to premises located in Dublin, Republic of Ireland

10.38(11)	Sub-lease dated August 18, 2000 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

10.39(11)	Lease Extension dated October 30, 2001 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

10.40(11)	Lease made May 7, 2000 between 1102758 Ontario Limited and Pivotal with respect to premises located in Toronto, ON

#10.41(11)	Loan Agreement made as of January 29, 2001 between Pivotal and Andre Beaulieu

#10.42(11)	Amendment of Loan Agreement dated May 29, 2002 between Pivotal and Andre Beaulieu

10.43(11)	Sub-lease dated August 29, 2000 between Pivotal and Primus Telecommunications (Canada) Inc. with respect to premises located in Vancouver, B.C.

10.44(11)	Amendment of Lease Extension dated April 29, 2002 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.45(13)	Lease dated August 18, 2000 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.46(14)	Credit Agreement with CIBC dated December 24, 2002

10.45(14)	Loan and Security Agreement with Silicon Valley Bank dated December 2002

99.1	Risk Factors

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Pivotal’s Form 8-K filed on January 25, 2000.

(2)	Incorporated by reference to Pivotal’s Form 8-K filed on June 19, 2000.

(3)	Incorporated by reference to Pivotal’s Form 8-K filed on July 11, 2000.

(4)	Incorporated by reference to Pivotal’s Registration Statement on Form F-1 (No. 333-82871).

(5)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2000.

(6)	Incorporated by reference to Pivotal’s Registration Statement on Form S-8 (No. 333-39922).

(7)	Incorporated by reference to Pivotal’s Registration Statement on Form S-8 (No. 333-42460).

(8)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2001.

(9)	Incorporated by reference to Pivotal’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(10)	Incorporated by reference to Pivotal’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(11)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2002.

(12)	Incorporated by reference to Pivotal’s Form 8-K filed on October 29, 2002.

(13)	Incorporated by reference to Pivotal’s Form 10-Q filed on November 14, 2002.

(14)	Incorporated by reference to Pivotal’s Form 10-Q filed o February 14, 2003.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003

PIVOTAL CORPORATION

/s/ Divesh Sisodraker

Chief Financial Officer
(Principal Financial and Accounting Officer
and Duly Authorized Officer)

CERTIFICATION

I, Divesh Sisodraker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pivotal Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Divesh Sisodraker

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Roger (Bo) Manning

Roger (Bo) Manning
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pivotal Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Divesh Sisodraker, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Divesh Sisodraker

Divesh Sisodraker
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pivotal Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kent Roger (Bo) Manning, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roger (Bo) Manning

Roger (Bo) Manning President and Chief Executive Officer (Chief Executive Officer)

Date: May 14, 2003