Form 10-K
period 2003-06-30
PIVOTAL CORP
filed 2003-09-29
CIK 1086329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-26867

Pivotal Corporation

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0366456

(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

SUITE 700 – 858 BEATTY STREET
VANCOUVER, BRITISH COLUMBIA
CANADA
V6B 1C1

(Address of Principal Executive Offices, Including Zip Code)

(604) 699-8000

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Shares

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days: Yes   ☑ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes   ☐     No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the common shares as reported on the Nasdaq National Market on December 31, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately U.S.$12,825,281. Common shares held by each executive officer and director and by each person who was known by the registrant to own 5% or more of the outstanding common shares were excluded from this computation in that such persons may have been deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of August 29, 2003, 26,232,739 common shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading “Important factors that may affect our business, our results of operations and our share price” in Item 1 to this report, which is hereby incorporated by reference in this report.

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

Our products are used in 44 countries and are available in English, French, German, Spanish, Portuguese, Japanese, Chinese and Hebrew. More than 1,600 companies around the world have licensed Pivotal including: CIBC World Markets, Centex Homes LLC, Farm Credit Services of America, HarperCollins Publishers Inc., Hitachi Telecom Inc., Palm, Inc., Pharmacia Corporation, Premera Blue Cross, Royal Bank of Canada, Sharp Electronics Corporation, Southern Company and WebEx Communications Inc. We market and sell our products through a direct sales force as well as through third-party solution providers.

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

Pivotal Corporation was incorporated in British Columbia, Canada in 1990 under the name Pen Magic Software Corporation, and then changed its name to Pen Magic Software Inc. in 1991, to Pivotal Software Inc. in 1995 and to Pivotal Corporation in 1999. During fiscal 2000, we completed the acquisitions of Transitif S.A., a French corporation which distributed customer relationship management solutions; Exactium Ltd., which provided e-selling solutions for Internet and Microsoft standards; and Simba Digital Technologies Inc. During fiscal 2001, we completed the acquisitions of Ionysys Technology Corporation, which provided consulting and implementation services related to Internet solutions; Project One Business Technologies Inc., which provided consulting and implementation services specifically designed for the health care industry; Software Spectrum CRM, Inc. which delivered solutions and consulting expertise in multi-channel contact centers and customer relationship management; and Inform Inc., which specialized in implementation services for the financial services industry. During fiscal 2003, we acquired MarketFirst Software, Inc., which provided technology to help companies automate their marketing processes.

The terms “Pivotal,” “our company” and “we” in this filing refer to Pivotal Corporation, a British Columbia company, and all of Pivotal Corporation’s wholly owned subsidiaries including Pivotal Corporation, incorporated in the State of Washington; Pivotal Corporation Limited, incorporated in the United Kingdom; Pivotal Corporation France S.A., incorporated in France; Exactium Ltd., incorporated in Israel; Exactium, Inc., incorporated in the State of Delaware; Pivotal Technologies Corporation Limited, incorporated in the Republic of Ireland; Pivotal Corporation (N.I.) Limited, incorporated in Northern Ireland; Pivotal GmbH, incorporated in Germany; Pivotal Corporation Australia Pty. Ltd., incorporated in Australia; Project One Business Technologies Inc., amalgamated in

British Columbia, Canada; Nihon Pivotal K.K., incorporated in Japan; Pivotal Bangalore Software Development Private Limited, incorporated in India; and MarketFirst Software, Inc. incorporated in the State of Delaware.

Pivotal CRM Suite, Pivotal 5, Pivotal Sales, Pivotal Sales — Miller Heiman Edition, Pivotal Assisted Selling, Pivotal Wireless for Sales, Pivotal Sales Analytics, Pivotal MarketFirst, Pivotal Marketing, Pivotal eMarketing, Pivotal Marketing Analytics, Pivotal Service, Pivotal Contact Center, Pivotal eService, Pivotal Wireless for Service, Pivotal Service Analytics, Pivotal eSales, Pivotal Configurator, Pivotal Advisor, Pivotal Quoter, Pivotal Catalog, Pivotal ePartner, Pivotal Partner Management, Pivotal Partner Analytics, Pivotal Integration Engine, Pivotal Lifecycle Engine, Pivotal SyncStream, Pivotal Intellisync, Pivotal Interactive Selling Engine, Pivotal Analytics Engine, Pivotal Intelligent Internet Architecture and Pivotal Wireless are trademarks and/or registered trademarks of Pivotal Corporation. All other company names, product names, marks, logos, and symbols referenced are the trademarks and/or registered trademarks of their respective owners.

On April 29, 2003, we announced the general availability of Pivotal 5. Pivotal 5 is built on a highly flexible, meta-data driven architecture, with a robust set of CRM capabilities. Pivotal 5 features a new product for complex solution selling, integrated marketing automation capabilities via Pivotal MarketFirst, a new user interface and major improvements across the platform to increase usability, enhance speed-to-customization and improve productivity.

INDUSTRY BACKGROUND

In the mid-1980’s, businesses began to implement contact management software to track prospects, customers and customer data. Since then, departmental software products have been developed to track data related to servicing customers on the demand side of the business. Some examples of departmental software products include: sales force automation software, which provides prospect and customer data to sales staff; customer service software which provides customer service request and history to customer service representatives; and marketing automation software to provide campaign, prospect and customer data to marketing staff to generate more demand for products and services. In the 1990s, cross-departmental Customer Relationship Management systems began to emerge that brought departmental data assets together into centralized customer and prospect data repositories while allowing these demand side departments to input their own specific information, providing the company with a unified view of the customer and prospect. Today, Customer Relationship Management has become a business strategy that seeks to optimize profitability, revenue and customer satisfaction by organizing around customer segments, fostering customer-satisfying behaviors and implementing customer-centric processes.

With the appearance of the Internet in the 1990s as a ubiquitous communication network, companies began to provide support over the Internet for field and remote staff who needed access to departmental data assets. As other communication channels have continued to evolve, such as fax, email and wireless communications, businesses have looked for Customer Relationship Management systems that can provide an integrated “real-time” view of customer information across all of these communication channels. In addition, businesses have recognized that the Internet is more than simply a network for allowing their own remote staff to access centralized data repositories, with the Internet providing a backbone for businesses to change the way they interact with business partners and customers.

We believe that the Internet and other communication technologies such as wireless technologies have created a fundamental change in the way many companies conduct business. Today, the Internet goes beyond simple communication. It provides a means for prospects and customers to interact with businesses, and businesses to interact with all their stakeholders, including employees, customers, partners and suppliers in “real-time” across global and corporate boundaries. As a result, there has been a demand for enterprise-wide software products that support stakeholders’ needs to communicate and collaborate with businesses across departments and communication channels.

Today’s demand-side and enterprise-wide eBusiness products support this business need. These software products automate and manage the people and processes related to customer management in order to increase revenues and decrease costs. These enterprise-wide products tie into companies’ supply chain management and enterprise resource planning applications to increase productivity, decrease costs, and increase revenues.

The Impact of Changing Technologies

Developments in technology have dramatically affected the marketplace for Customer Relationship Management products. These developments include:

•	Web Services. Technology standards based on eXtensible Markup Language (XML) and Web services are being embraced by enterprises seeking to integrate internal systems and provide collaboration with partners and suppliers in a drive to reduce costs, increase revenues, increase market intelligence and improve customer satisfaction. These standards create the possibility of new enterprise architectures focused less around individual applications and more on a federated model combining applications, possibly under a separate user interface.

•	Widespread Adoption of Microsoft Technologies. Microsoft Windows Servers and Microsoft .NET platforms offer businesses the opportunity to develop, deploy and maintain information technology systems with increased flexibility on a cost-effective basis. These platforms are also widely used and well understood by technical personnel. With Microsoft Commerce Server, Share Point Server, Content Management Server, and BizTalk Server available, plus the upcoming Real-Time Communication Server, Microsoft is delivering a rich and cost-effective application development platform to support the requirements for integration, application customization and flexibility, document exchange, and communication.

•	Improvements in Microsoft Application Development Tools. As Microsoft’s Servers and related tools (specifically Visual Studio) become richer, there is a risk that they will overlap with the capabilities of the Pivotal Toolkit, as well as an opportunity to leverage the improved Microsoft tools to gain a productivity advantage over multi-platform competitors.

•	Rich Clients. From the perspectives of usability and development productivity, the browser is a less effective medium than a rich client. Microsoft WinForms is an available, but not yet widely used, technology designed to support rich clients with the deployment benefits of a browser based application.

•	Availability of Intelligence Systems. Intelligence systems include customer profiling technologies that enable software to respond to or anticipate user needs with less input from the user through analysis of profiles or actual website visitor behavior. These include guided selling technologies to help users make purchases on the Internet, even for very complex products and services. With these customer-profiling technologies, the customer’s buying experience is personalized and targeted to fulfill its specific needs.

THE OPPORTUNITY

The customers we serve are typically mid-sized enterprises and divisions of large businesses. Many of these businesses are responding to pressures to implement cross-departmental or enterprise-wide business models that put the customer at the center of their business in order to increase revenues, margins and customer loyalty.

We believe that the mid-enterprise market is underserved, and represents a significant opportunity for our enterprise-wide, customer relationship management suite and professional services. We also believe that we are strongly positioned to deliver meaningful results to mid-sized enterprises.

We believe our approach, product architecture and business implementation methods appeal to the requirements of mid-sized enterprises, meaning our products can be easily customized, quickly integrated with current systems and business processes, and rapidly deployed to provide increases in revenues, margins and customer loyalty.

We also believe that mid-sized enterprises require options to help them “start small and grow powerful” with CRM. We believe that mid-sized enterprises require more flexibility in pricing and software delivery options such as hosted solutions; rapid deployment options to get them up and running quickly; risk-sharing agreements and pilot programs to mitigate risk; and pre-integrated marketing, sales, service and partner modules to ensure there’s a clear path to expanding the CRM initiative when required.

We believe that our products are closely aligned with the needs of mid-sized enterprises, offering a sensible set of commonly needed features that can be rapidly customized to match changing business goals and processes. Built on an Intelligent Internet Architecture, Pivotal CRM Suite incorporates many of the technology components at the core of mid-sized enterprises today, including the Internet, Microsoft Windows XP, Microsoft Windows Server, Microsoft BackOffice, Microsoft .NET server platforms and Oracle databases.

Our services are designed to implement Customer Relationship Management in a manner that sets, tracks and delivers achievable business results. Our services approach allows mid-sized enterprises to implement and evolve their Customer Relationship Management systems iteratively over time, ensuring each goal is met, and all customer, partner and employee needs are addressed.

We believe that our partners are well suited to address the mid-sized enterprise market. While platform partners Intel and Microsoft constitute the underlying architecture in most mid-sized enterprises, our worldwide network of Customer Relationship Management strategists, product experts and certified Pivotal partners understand the needs of the mid-sized enterprise, and ensure achievable business results are delivered rapidly and professionally.

We believe that our business style mirrors the way that the mid-sized enterprise market wants to do business: straightforward, respectful and responsive. Our marketing, selling and servicing initiatives are tailored to the pragmatic business style of mid-sized enterprises, establishing collaborative relationship contracts. As a result, we believe that the cost of our products and services are more predictable than our competitors, addressing a principal concern of mid-sized enterprises.

PIVOTAL PRODUCTS

Our suite includes applications for sales force automation, marketing automation, service automation, contact center management, partner relationship management and electronic commerce. These products enable companies to increase revenues and decrease costs by increasing efficiency within the sales, marketing and service activities that ultimately increase customer acquisition and loyalty. To achieve this, our products connect employees, partners and customers into one unified business network. Our products include Internet-based applications supported by an array of professional services and our global Pivotal Partner Program network of third-party distributors. Our products are designed and optimized for the Internet, Microsoft, Intel and Oracle platforms.

We believe our products:

•	Enable Businesses to Increase Revenues, Margins and Customer Loyalty. Our products unify sales, marketing and customer service employees and partners around customer processes and interactions. By maintaining all customer information in a shared database, our products make it easy for different users to maximize their contribution to customer relationship management by better capturing customer profiles and building one-to-one customer relationships. We believe this improvement in customer focus enables businesses to increase revenues through improving customer loyalty, which increases both customer retention and customer net value. Our customers also realize decreased costs by streamlining processes and interactions between employees, partners and customers, through more effective and more targeted marketing, sales and service campaigns, the reduction of inefficient communications, and the increased effectiveness of targeted communications efforts.

•	Improve the Collaboration and Interaction Between Businesses and Their Customers. Using Pivotal products, businesses can transform their static websites into collaborative tools used to increase their customer bases, and to service and sell to existing customers. Prospective customers can obtain information regarding businesses’ products and services over the Internet. Customers can place orders and retrieve information on products and services over the Internet and directly interact online with sales, marketing and customer service departments. This direct interaction can result in improved customer service and generation of leads, as well as lower customer service costs.

•	Improve the Collaboration and Interaction Between Businesses and Their Partners. Pivotal products enable businesses to improve their efficiency and selling processes by facilitating interaction and collaboration with their partners over the Internet. Our application maintains a shared database consisting of customers’ information related to products, services, customer contacts and sales opportunities. By enabling their partners to access and update the shared database, our products simplify the sharing of information between businesses and their partners so they can jointly service their customers’ needs and concerns.

•	Enable Rapid Implementation and Simple Customization. Businesses can use our products without significant customization, thereby expediting the implementation process. If they so desire, businesses can easily customize our products to reflect their own internal processes using the industry-standard, business programming language of Microsoft Visual Basic. In addition, businesses can choose one of our products for a particular industry-vertical or micro-vertical: products already optimized and configured for such industries as financial services and healthcare, as well as specific segments within industries, including Retail Banking, Investment Banking/Capital Markets, Private Banking, Asset Management, Commercial Banking, Healthcare Insurance, Real Estate/Construction and Life Sciences (Medical Device Manufacturing). These industry-specific products allow businesses to immediately gain business benefits as we have already done the industry-specific customizations.

•	Yield a Low Total Cost of Ownership. Our products can be cost-effectively deployed and customized and thus require few customer resources for ongoing support, system maintenance and end-user training. Our products are also relatively easy for end-users to learn, which results in lower ongoing training costs. In addition, our software applications permit modifications and upgrades to be transmitted to all users, including mobile users, thereby reducing the cost of customization and administration.

•	Scale With the Growing Needs of Our Customers. Many of our customers require that our products support their growing number of employees, customers and partners. Our underlying architecture enables our customers to expand our products as their businesses grow by adding servers in a number of locations. This capability improves performance and enables our products to support larger numbers of concurrent users.

•	Increase the Efficiency of Mobile Professionals. Mobile professionals can access our products remotely across local-area networks, wide-area networks or over the Internet by using a number of portable computing devices including laptops, hand-held computers and Internet-enabled cell phones. Mobile professionals also can work disconnected, logging on to transmit and receive information that automatically updates their own files and the shared corporate database. These capabilities increase the efficiency of mobile professionals.

BUSINESS STRATEGY

Our goal is to continue our efforts to maintain and increase our position as a leading global provider of Customer Relationship Management systems serving mid-sized enterprises. We will continue to invest in product and technology innovation while also lowering the overall solution cost and providing more flexibility for customers as they consider how to start in CRM. The key elements of our growth strategy are as follows:

•	Extend Application and Product Scope. We intend to continue the development of our applications to add new functionality. On April 29, 2003, Pivotal introduced Pivotal 5 which features assisted selling, comprehensive marketing automation functionality, new eService capabilities, and significant platform enhancements to improve flexibility, ease of customization, user productivity, and web services enablement. We believe continued investments in our core products will increase our competitiveness in new opportunities and increase our cross-sell opportunities in our customer base. In addition, we plan to offer new versions of our applications that support a wider variety of international customers and their respective business practices and languages.

We also intend to continue to develop industry products for specific industry segments (“micro-verticals”) in high growth markets where we believe we can cost effectively generate leads and enhance our product differentiation. In fiscal 2003, we shipped seven Pivotal 5 compliant micro-vertical products including Commercial Banking, Asset Management, Private Banking, Capital Markets, Healthcare Insurance, Real Estate/Construction, and Medical Device Manufacturing. We will continue to develop and launch micro-verticals in other high growth markets.

•	Further Innovate Service Offerings. We will continue to further innovate our service offerings that we believe will help companies get started with their CRM initiatives. We will also continue to develop our services programs to help customers realize maximum value from their CRM investment. These innovations include a hosted offering, a FastPath program that allows customers to deploy an individual Pivotal module in as little as 20 days, low-cost, India-based professional services, fixed price contracts, and special risk/reward agreements. We believe that our investment in services innovation will further improve our advantage and create ways for the risk adverse mid-size enterprises to enter the CRM market.

•	Expand Development and Support Capabilities. In fiscal 2003, we established a subsidiary in India where employees are employed in R&D, Professional Services and Technical Support. This important investment lowers the cost of these three critical functions while allowing us to build highly competitive capabilities. We will continue to expand our development and support presence in India as part of our strategy to increase our R&D scale, build out our product line, and support our global customer base.

•	Deepen Collaboration and Interaction Between Pivotal and Our Customers. In fiscal 2003, Pivotal launched the Customer Office — a new organization chartered for customer care and growth. We believe that this organization, augmented by our Pivotal MarketFirst customer-enabled marketing program, is a highly cost effective way to engage with our customers, help ensure their success, and identify license and service selling opportunities. We believe that this new program will ensure higher levels of customer satisfaction, which leads to increased product sales, and provides us with a more cost effective way to identify and develop selling opportunities inside our customer base.

•	Deepen Collaboration and Interaction with Members of the Pivotal Partner Program. We plan to continue strengthening our network of strategic relationships, including our Pivotal Partner Program network. The Pivotal Partner Program network includes independent companies that distribute our products, install the software purchased by our customers and provide other software or related services to address specific customer needs. This network has allowed us to focus on our core competencies while taking advantage of the strengths of Pivotal Partner Program members who may have specific industry expertise or better regional presence, which enables them to better address the needs of our customers and provide them with a complete electronic business product.

•	Extend Relationships with Application Service Providers to Deliver Our Products on a Usage Fee Basis. We will continue to expand our relationships with application service (hosting) providers to provide a way for companies to optionally outsource their Pivotal products and make monthly payments, reducing the total-cost-of-ownership by eliminating the need to invest in communications and hardware infrastructure. In addition, this alternative licensing arrangement enables customers to pay a usage fee to access our software on servers operated by the application service providers.

PRODUCTS AND PROFESSIONAL SERVICES

Pivotal CRM Suite consists of five product suites that help companies control the sales, marketing, service and partner processes core to their businesses. These suites are: Pivotal Sales, Pivotal Marketing, Pivotal Service, Pivotal Interactive Selling and Pivotal Partner Management. In addition, we also market industry-vertical products.

These product suites are comprised of our core applications including Pivotal Sales, Pivotal Sales – Miller Heiman Edition, Pivotal Assisted Selling, Pivotal Wireless for Sales, Pivotal Sales Analytics, Pivotal Marketing, Pivotal MarketFirst, (Campaign Portal, Lead Manager, Direct Marketing Manager, Prospecting Assistant, Event Manager,) Pivotal Marketing Analytics, Pivotal Service, Pivotal Contact Center, Pivotal eService, Pivotal Wireless for Service, Pivotal Service Analytics, Pivotal ePartner, Pivotal Partner Manager, Pivotal Partner Analytics, Pivotal Interactive Selling, Pivotal Quoter, Pivotal Advisor, Pivotal Catalog, Pivotal eSales. These core applications and other leading technology options provide an integrated, collaborative network that helps to manage information, transactions, and interactions for every stakeholder in the customer lifecycle.

The industry-vertical products include the following: Commercial Banking, Asset Management, Private Banking, Capital Markets, Healthcare Insurance, Real Estate/Construction, and Medical Device Manufacturing.

On April 29, 2003, we announced the general availability of Pivotal 5. Pivotal 5 is built on a highly flexible, meta-data driven architecture, with a robust set of CRM capabilities. Pivotal 5 features a new product for complex solution selling, integrated marketing automation capabilities via Pivotal MarketFirst, a new user interface and major improvements across the platform to increase usability, enhance speed-to-customization and improve productivity.

PIVOTAL PRODUCT SUITES

Our five product suites are comprised of a variety of core applications.

The Pivotal Sales Suite

Pivotal Sales provides critical customer information, opportunity management tools, and “best practices” sales methodologies for the enterprise sales force. The core capabilities of the Pivotal Sales product suite include:

•	Quote and Proposal Management

•	Consolidated Revenue Forecast

•	Territory Management

•	Opportunity Management

•	Team-Selling Enablement

•	Best Practices Enablement

•	Multi-Channel Sales Integration

•	Product Configuration

•	Guided Selling

•	Expense Management

•	Web-based Collaborative Services

•	Up/Cross-Selling Automation

•	Competitive and Industry Intelligence

•	Product & Service Catalog

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

Pivotal Sales — Miller Heiman Edition is an option for the Pivotal Sales application based on the three most popular disciplines — Strategic Selling, Conceptual Selling, and Large Account Management — as taught by Miller Heiman, a leader in sales methodologies.

Pivotal Assisted Selling is a new product (released April 29, 2003) that combines sales automation, guided selling, complex quote creation and price/product configuration in a single out-of-the-box application. Users can quickly configure products and services with flexible and intuitive guided selling capabilities, and then easily create, propose and automatically expire multiple quotes per opportunity that contain up-to-date products, services and pricing.

Pivotal Wireless for Sales enables mobile employees real-time read and write access to critical customer data. Using wireless, hand held devices such as web-enabled cell phones, personal digital assistants (PDAs) and two-way pagers, mobile employees can make informed, timely decisions that result in immediate response to opportunities and increased sales while in the field.

Pivotal Sales Analytics is an analytics package that provides sales professionals with a Web-based tool for data mining and forecast analysis. With the ability to analyze sales history, order history and market trends, among other things at their fingertips, sales managers can accurately forecast across all channels, analyze sales performance by region, identify trends in sales cycle, and extract the knowledge and insight to drive better business decisions.

The Pivotal Marketing Suite

Pivotal Marketing featuring Pivotal MarketFirst is a comprehensive marketing automation product designed for end-to-end management of multi-channel campaigns and marketing processes. It reduces both the cost and time to create smart, multi-wave, personalized campaigns and significantly increases the ability to deliver better leads to the right sales resources at the right time. Pivotal MarketFirst can be deployed either as a standalone solution, or as a product tightly integrated with Pivotal 5 — the company’s newest CRM suite. Pivotal MarketFirst also enables companies to optionally outsource their marketing automation solution, reducing total-cost-of-ownership by eliminating the need to invest in communications and hardware infrastructure. Core capabilities of the Pivotal Marketing product suite include:

•	Campaign Management & Execution

•	Lead Capturing and Tracking

•	Centralized Data Repository

•	Forecasting: Campaign Impact, Market Shifts and Customer Perception

•	Customer Profiling & Analysis

•	Event Management

•	ROI Calculation and Analysis

•	Best Practices

•	Data Mining

•	Direct Mail Campaign Management

•	Collaborative Action Plans

•	Marketing Automation

•	List Management & Segmentation

Core Applications of the Pivotal Marketing Suite

Pivotal MarketFirst Direct Marketing Manager™ synchronizes a customer’s marketing database, web site, and multi-channel communications to create a segmented and targeted direct marketing program that delivers improved response rates, higher quality leads and better brand building.

Pivotal MarketFirst Event Manager™ automates labor-intensive tasks associated with Marketing events (including logistics, invitations, registration, scheduling, lead management and budgeting) and facilitates the real-time follow up that turns event attendees into sales leads.

Pivotal MarketFirst Lead Manager™ streamlines lead management, simplifying the process of qualifying, managing, nurturing and tracking leads, thereby focusing sales and improving both lead conversion and sales closure rates.

Pivotal MarketFirst Prospecting Assistant™ delivers consistent, accessible marketing support to the sales team via a Web-based portal that takes the burden off salespeople while accelerating the conversion of prospects to leads.

Pivotal MarketFirst Campaign Portal™ allows distributed marketing organizations to work together more effectively and consistently in order to launch targeted campaigns.

Pivotal Marketing Analytics is an analytics package that provides marketing professionals with a Web-based tool for data mining and data analysis. With the ability to analyze such things as customer profiles, purchasing history, product preferences and market trends at their fingertips, marketing managers can better understand their customers’ buying preferences, product profitability and campaign effectiveness and have the knowledge and insight to more effectively target prospects and drive better business decisions.

The Pivotal Service Suite

Pivotal Service provides customer service professionals with a robust solution to efficiently capture, track, manage, escalate, and resolve customer service or support requests. Core capabilities of the Pivotal Service product suite include:

•	Integrated Communication Platform

•	Multi-Channel Interactions

•	End-to-End Reporting

•	Service Request Management

•	Online Request Tracking and Escalation

•	Service-to-Order Integration

•	Personalized, 24x7 Self-Service

•	Knowledge Base Management

•	Online FAQ

•	IVR Self-Service

•	Sales/Marketing Integration

•	Market-Driven Product Enhancement

•	Time and Activity Management

•	Performance Monitoring and Reporting

Core Applications of the Pivotal Service Suite

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

Pivotal Contact Center transforms call centers into a next generation contact center that supports multiple channels of customer interactions, including voice, email, text chat, Internet collaboration, and fax. By managing customer interactions across all channels, service organizations have the tools and information they need to cost-effectively deliver excellence in customer service.

Pivotal eService helps organizations to reduce the cost of service by giving customers a self-service portal with one-click access to personalized information; simple, easy-to-use self-service reports to keep track of orders, incidents, contracts and service level agreements; quick product registration capabilities; and full text search to help customers solve their problems quickly. This new product, which was released on April 29, 2003, also introduces a personalized message center that presents customers with alerts and time sensitive information.

Pivotal Wireless for Service enables mobile employees real-time read and write access to critical customer data using wireless, hand held devices such as Web-enabled cell phones, personal digital assistants (PDAs) and two-way pagers. Based on the Pivotal Intelligent Internet Architecture, Pivotal Wireless for Service offers a highly flexible product that can be easily tailored to our customers’ service employee needs, for increased productivity, immediate response to incidents, management of service level agreements, increased customer satisfaction and up-sell opportunities anytime in the field.

Pivotal Service Analytics provides service professionals with data analysis. With the ability to analyze customer service request data over various channels, service managers can better understand their customers’ preferences, resource utilization, service activity and performance and have the knowledge and insight to more effectively ensure customer satisfaction.

The Pivotal Interactive Selling Suite

Pivotal Interactive Selling is a comprehensive product suite that enables companies to deliver a personalized online buying or selling experience for customers and sales professionals. Pivotal Interactive Selling simplifies the buying and selling experience for sophisticated products and services with interactive needs analysis and intelligent guided-selling services.

Through Pivotal Interactive Selling, organizations increase sales effectiveness across all channels via comprehensive needs analysis, product cataloging, fixed and dynamic pricing, and configuration capabilities. Pivotal Interactive Selling has the following core features:

•	Data Repository: Product, Pricing, Sales Data

•	Dynamic Proposals, Quotes, Reports, Orders

•	Browser-Based Authoring Environment

•	Catalog Management

•	Configuration Management

•	Guided Product, Pricing, Service Configuration

•	Web-Based Product and Configuration Management

•	Site Management

•	Multi-Currency, Language

•	Single Source Shipping and Tracking

•	Quote and Proposal Management

•	Multi-Channel Sales Management

•	Integration with Supply Chain Management and Enterprise Resource Planning Systems

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

Pivotal Configurator creates modeling of products, services, or processes using data, rules, constraints, relationships, and options. Pivotal Configurator provides a comprehensive product that ensures complex orders and quotes are accurate, complete, and valid. It enforces business rules while delivering context-based messages that facilitate up-selling and cross-selling, leading to higher value orders. Used internally to improve sales productivity and order accuracy, or externally via a company’s website to help guide buyers through product selection and customization, Pivotal Configurator allows customers, employees and partners to configure products to meet customers needs.

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

The Pivotal Partner Management Suite

Pivotal Partner Management empowers companies to more effectively manage their partner relationships. Pivotal Partner Management helps our customers’ partners to become collaborative members of their customer’s extended business team to generate sales, deliver customer value, and keep customers satisfied, while reducing the costs associated with managing those partners.

Pivotal Partner Management Suite has the following core features:

•	Partner Lifecycle Management

•	Recruitment Management

•	Partner Profiling

•	Closed-loop Lead Management

•	Sales Tools and Literature Fulfillment

•	24x7 Order Entry and Tracking

•	Best Practice Action Plans

•	Opportunity Management and Forecasting

•	Marketing Management

•	Knowledge Base Access

•	Alliance Management

•	Partner Performance Reporting and Analytics

•	Personalized, Role-based Security

Core Applications of the Pivotal Partner Management Suite

Pivotal ePartner is a browser-based product that extends marketing, sales, service and ordering capabilities to our customers’ business partners, enabling them to become effective members of their customers’ extended enterprise to generate sales and deliver customer value. In addition, the Pivotal ePartner ensures that partners are kept up-to-date by providing easy access to product information, training, sales tools, transaction data, and performance analysis reports.

Pivotal Partner Manager is a comprehensive internal tool used to help manage and enable partner relationships and operations. Pivotal Partner Manager enables organizations to collaboratively sell, service and market to end customers, and measure and reward the partner community.

Pivotal Partner Analytics is an analytics package that provides channel managers with an Internet-based tool for data mining and data analysis. With detailed information on the performance and profitability of the partner network by individual partner, segment, or region, channel managers have the knowledge and insight they need to make better business decisions.

Pivotal Industry-Specific Products

We provide industry-specific products aimed at the financial services (capital markets, private banking, commercial banking and asset management), healthcare insurance, real estate/construction, and life sciences (medical device manufacturing) markets.

Our solutions for financial services are designed to bring the right people and information together at exactly the right moment — so that teams can make smart decisions to win, keep and grow client relationships. We offer separate CRM solutions for the following segments of the financial services market:

•	Pivotal Capital Markets is a web-based solution designed to help investment banks manage clients, exchange research and close transactions. We believe that by using this product, the corporate finance, trading and research groups engaged in investment banking become a more effective, collaborative team, better able to identify hot leads, deliver targeted research and close the most profitable revenue opportunities. The advantages may include faster return on investment, increased revenues and increased customer satisfaction. Pivotal Capital Markets delivers commonly needed, investment banking-specific features, providing investment banks with the ability to quickly customize, integrate and deploy a product that matches their individual business processes.

•	Pivotal Private Banking provides tools and information that we believe helps private banks win, keep and grow high value clients. It features an intuitive desktop and one-click access to important client information; client profiling tools; an allocation planner; a flexible relationship model; action plans; team call planning tools; call reporting functionality; and tools to integrate to legacy systems.

•	Pivotal Commercial Banking enables users to consolidate, maintain, and manage customer information in one centralized location. Based on Pivotal’s three-tier, meta-data driven architecture, the Pivotal solution features a smart desktop, one-click access to critical information, and pre-configured workflow and business rules. It integrates with existing legacy banking systems providing users with a complete view of corporate client information and transaction history. This product includes: client profiling tools that enable bankers to build a comprehensive customer view with detailed information on preferences, share of wallet, credit history, profitability ratings, financial account portfolios, assets, and products and accounts held with competing institutions; action plans; team call planning capabilities; call reporting tools; and a flexible relationship model that allows bankers to track all the different types of relationships that can exist within a financial institution and between customers.

•	Pivotal Asset Management gives asset managers the tools and information that we believe helps them to deliver a higher level of service to valuable customers, quickly recognize sales opportunities as market conditions change, and increase share of wallet. It features an intuitive desktop and one-click access to important client information; client profiling tools; a flexible relationship model; an allocation planner; action plans; team call planning tools; call reporting functionality, and tools to integrate to legacy systems.

Pivotal Healthcare Insurance delivers a comprehensive set of products for sales, marketing, underwriting, enrollment and renewal of individual and group health insurance plans for Healthcare Payers and Third Party Administrators (TPA) and their agents. It features three distinct products — Pivotal Healthcare FrontOffice, Pivotal Healthcare eBroker, and Pivotal Healthcare eEnrollment — that can be deployed separately to address immediate business needs, or in combination as an end-to-end, tightly integrated solution. We believe these products are uniquely designed to help healthcare insurance companies automate and streamline business processes, deliver enhanced service to all constituents, and improve profits, while ensuring a low total-cost-of-ownership.

•	Pivotal Healthcare FrontOffice brings powerful and easy-to-use capabilities directly to employees in sales, marketing, underwriting and operations, giving them the tools and information to manage all processes from lead generation to contract creation. It features an extensible plan library; data-driven benefit compatibility rules and mandated plans management; an intuitive configurator for selecting plans and riders; support for multiple rate structures, and multiple group classifications; functionality to auto-assemble PDF-based proposal packages; dynamic benefit summaries; and data-drive workflow tools. It also lays the foundation for easier, more dependable renewals by providing auto-renewal processing, alerting agents to the right information at the right time.

•	Pivotal Healthcare eBroker is designed with usability, productivity and increased broker loyalty in mind by providing valuable self-service tools to enhance broker effectiveness, improve collaboration, and increase profits. It features online quoting functionality; benefit configuration; rate calculation capabilities; automated, PDF-based proposal generation; competitive intelligence; and support for multiple rate structures, and multiple group classifications. We believe that with this product, brokers can quickly configure products, produce accurate, personalized quotes and proposals, and manage their book of business in a more proactive and responsive way.

•	Pivotal Healthcare eEnrollment reduces both the time and effort required for agents and group administrators to enroll members by giving them online enrollment capabilities in lieu of paper forms. This intuitive, external-facing application guides agents, group administrators and consumers through the complete enrollment process step-by-step, including only the questions that are relevant for each enrollee. The collected information is then automatically printed on existing state-filed PDF forms for signing. We believe that this online system not only enhances the enrollment experience for agents, group administrators and enrollees, but it also eliminates errors by ensuring that information is accurately collected.

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

Pivotal Medical Device, the company’s first product for the life sciences market, delivers sales, marketing and service capabilities that helps medical device and diagnostic test manufacturers effectively manage complaints, unify customer information and interactions and increase sales visibility across direct and indirect channels. Based on Pivotal’s three-tier, meta-data driven architecture, it features a comprehensive complaint tracking system that we believe helps these organizations follow and adhere to the strict FDA requirements regarding how they must report and manage product complaints.

PRODUCT PRICING

We typically license our products on a “per processor” or “named user” basis. We license our application servers on a “flat fee” basis. All our products may be licensed as a one-time fee for perpetual licenses or on a monthly subscription basis.

PRODUCT AWARDS

The following table lists some of the awards our company and/or products have won:

SPONSOR	DATE	AWARD

CRM Magazine	August 2003	CRM Market Leader

ISM Inc.	February 2003	Top 15 CRM Software Award

Microsoft	November 2002	Best CRM Software Solution in France

Deloitte & Touche LLP	October 2002	Canadian Technology Fast 50

Profit 100	June 2002	Ranked #2 in Profit 100 Canada’s Fastest Growing Companies

Microsoft	June 2002	Microsoft .Net Server Innovation Award — Most Innovative CRM-integrated Contact Center Implementation

Information Systems Marketing	February 2002	Top 15 CRM Software Award

Deloitte & Touche LLP	November 2001	Canadian Technology Fast 50

Deloitte & Touche LLP	November 2001	North American Technology Fast 500

Profit 100	June 2001	Ranked #2 in Profit 100 Canada’s Fastest Growing Companies

Aberdeen Group	April 2001	Aberdeen List of Top Ten Significant CRM Applications for 2000

Information Systems Marketing	February 2001	Top 15 CRM Software Award

Microsoft	December 2000	Industry Solution Awards for 2000 — Best Integrated Customer Relationship Management/eBusiness Solution

SPONSOR	DATE	AWARD

Deloitte & Touche LLP	November 2000	North American Technology Fast 500

Deloitte & Touche LLP	September 2000	Fastest Growing Canadian Technology Company

start Magazine	July 2000	Hottest Companies of 2000

Microsoft	July 2000	North American Packaged Application Partner of the Year

British Columbia Technology Industry Association	June 2000	Company of the Year

Information Systems Marketing	February 2000	Top 15 CRM Software Award

Upside Magazine	February 2000	eBusiness Winner

Microsoft	February 2000	World Record for Scalability and Performance

Microsoft	December 1999	Industry Solution Awards for 1999 — Best Internet Solution for Customer Service — Best Integrated Customer Relationship Management

Information Week Magazine	February 1999	IT Innovators for 1999

Information Systems Marketing	February 1999	Top 15 CRM Software Award

Open Systems Advisors	January 1999	Crossroads 99 A-List Award

Microsoft	December 1998	Industry Solution Awards for 1998 — Best Overall Customer Relationship Management Solution

Information Systems Marketing	December 1997	Top 15 CRM Software Award

Microsoft	December 1997	Industry Solution Awards — Best Mobile Sales Solution

Microsoft	May 1997	Solutions Provider Awards — Best Solution by a Solution Developer

Information Systems Marketing	December 1996	Top 15 CRM Software Award

PROFESSIONAL SERVICES

We provide customers with access to a combination of services to successfully implement and effectively maintain a Customer Relationship Management and electronic business product.

We offer a complete set of services to address customer requirements across all phases of their CRM initiatives. We attempt to offer services designed to meet the budget, timeframe, risk profile, implementation needs, performance requirements, integration needs and expansion plans of our customers.

Pivotal Professional Services programs include: Pivotal Hosting Services, for offsite hosting of the Pivotal solution; Pivotal FastPath, for rapid implementation of Pivotal Sales, Pivotal MarketFirst and Pivotal Service; Pivotal MarketFirst Pilot Program, for a quick 20-day pilot of an online marketing solution; Pivotal Upgrade Factory, for a rapid and proven upgrade path that fits the customer’s unique business needs; and Pivotal Performance Health Checks, for tuning and enhancing existing Pivotal Active Access or Pivotal SyncStream solutions.

These services are offered through the following groups:

•	Business Consulting. Pivotal Rapid Business Impact Group ensures that our clients are positioned properly to identify, measure and achieve business results from their Customer Relationship Management initiative. According to analysts, more than half of Customer Relationship Management initiatives will fail to meet measurable benefit objectives or positively affect return on investment due to a lack of business processes for conducting ongoing measurements. Pivotal Rapid Business Impact Group increases the chances of Customer Relationship Management success by working with companies to identify measurable business objectives and provide a sensible path to reach them.

•	Technical Consulting. Pivotal Technical Consulting Services Group is dedicated to successful implementation. By working closely with client companies to understand their business needs, this team helps to design and deploy Customer Relationship Management systems that fit their business objectives. The Technical Consulting Group delivers practical expertise in project management, business analysis and technology. This team helps companies to become self-sufficient, sharing knowledge and transferring skills that become valuable internal assets in the long term. Furthermore, it directly leverages the resources of Pivotal Research and Development and Global Support Services to increase customer satisfaction.

•	Integration Services. Pivotal Integration Services Group specializes in the smooth, efficient and cost-effective integration of Customer Relationship Management across multiple existing systems. In recent years, many businesses have deployed disparate systems to support their sales, marketing and service processes of the front office, and the accounting, manufacturing, human resources, and order processing functions of the back office. This creates a silo effect where valuable information is locked in separate databases and available only in separate document formats, which use different business processes, workflows, and communication protocols. The Pivotal Integration Services Group provides the technology expertise necessary to remove these silos and unify multiple systems.

•	Education. Pivotal Education Services Group ensures that client companies effectively adopt and use their Customer Relationship Management system, delivering customized training that fits to business needs. The result is twofold: everyday users that are confident and knowledgeable, plus trained in-house “Customer Relationship Management champions” that lead each company to fully adopt, develop, administer and use the system effectively. Pivotal Education Services Group has the flexibility to meet unique training requirements, and can rapidly and conveniently train large numbers of employees. Furthermore, companies choose the education format that they feel works best for their business.

•	Global Support. Pivotal Global Support Services Group protects client companies against downtime by resolving technical issues. Companies gain practical expertise via telephone, Web and email. In addition, a self-serve knowledgebase points customers to the right problem resolution. From incident management to complete documentation, Pivotal Global Support Services Group delivers insight and practical expertise. This team delivers cost-effective, prompt and convenient guidance for each client company.

•	Technical Account Managers. Pivotal Technical Account Managers are tasked with ensuring the technical success of Pivotal deployments. They are technology advisors, working with companies to ensure business fit over the long-term. With a comprehensive knowledge of current and future Pivotal technologies, Technical Account Managers help companies to efficiently invest in Customer Relationship Management.

Substantially all of our business consulting services and integration services are priced on a time and materials basis. On occasion, where we enter into fixed-price service contracts, revenue is recognized by applying a proportional performance method of accounting, which is based on the ratio of direct costs incurred to the total estimated direct costs on the basis that we can make reasonably dependable estimates of total costs to complete the engagement. Our education fees are standardized on a per day rate. Our global support and maintenance services are sold on a per license basis and renewed annually.

CUSTOMERS AND MARKETS

We have licensed our applications on a worldwide basis to more than 1,600 customers across a wide range of industries. Revenues from customers in North America were $34.9 million, $36.7 million and $64.2 million, respectively; representing 62%, 53%, and 67% of our total revenues, respectively, in the years ended June 30, 2003, 2002, and 2001, respectively. Revenues from customers in Canada were $1.9 million, $2.7 million and $11.4 million, respectively; representing 3%, 4%, and 12% of our total revenues, respectively, in the years ended June 30, 2003, 2002 and 2001. Revenues from customers in the U.S. were $33.0 million, $34.0 million and $52.8 million, respectively; representing 59%, 49%, and 55% of total revenues, respectively, in these same years. Revenues from customers in Europe, Middle East and Africa were $17.4 million, $25.8 million and $23.7 million, respectively; representing 31%, 37% and 25% of our total revenues, respectively, in the years ended June 30, 2003, 2002 and 2001. Revenues from customers in the Asia Pacific and Latin America were $3.8 million, $7.1 million and $8.3 million, respectively; representing 7%, 10% and 8% of total revenues, respectively, in the years ended June 30, 2003, 2002 and 2001.

We have property and equipment in various geographic regions. Property and equipment in the United States was $0.6 million, $1.0 million and $1.5 million, respectively; representing 20%, 23% and 16% of total property and equipment, respectively, at June 30, 2003, 2002 and 2001. Property and equipment in Canada was $1.8 million, $1.9 million and $5.9 million, respectively; representing 59%, 46% and 65% of total property and equipment, respectively, at June 30, 2003, 2002 and 2001. Property and equipment held outside the U.S. and Canada was $0.6 million, $1.3 million and $1.8 million, respectively; representing for 21%, 31% and 19% of total property and equipment, respectively, at June 30, 2003, 2002 and 2001.

No single customer accounted for 10% or more of our consolidated revenues during the years ended June 30, 2003, June 30, 2002 or June 30, 2001. Some of our customers that purchased a minimum of $100,000 of software licenses from us prior to June 30, 2003, are set forth in the table below:

CONSULTING	MANUFACTURING	TECHNOLOGY

Burntsand Inc.	Foss Electric A/S	Centra Software
KPMG SA	IMI Norgren Limited	Palm, Inc.
KPMG Consulting AG	UOP, LLC	Macrovision Corporation
KPMG Peat Marwick LLP	Fuji Photo Film (Malaysia)	Documentum, Inc.
Net-Commerce	James Hardie Industries Limited	ProClarity Corporation
Sapient Corporation	Newport Corporation	WebEx Communications Inc.
	RS Components Ltd.,	Crystal Decisions Corporation
	Siemens SAS	Compuware Asia-Pacific Pty. Ltd.
FINANCIAL SERVICES	Teknion Corporation	VERITAS Software Corporation
	Toshiba Corporation	Somera Communications
BoE Bank Limited	Wilo GmbH	Sharp Electronics
Svenska Handelsbanken	Atlas Copco
CIBC World Markets	Simkar Corporation
Principal Financial Services, Inc.,	Centex Homes	RETAIL
Visa International (Asia Pacific)	Euro Steel (Pty) Ltd.,
Dresdner RCM Global Investors (UK) Ltd		Wickes Building Supply Supplies Limited
Farm Credit Services of America		Warehouse Stationery
Grantham, Mayo, Van Otterloo & Co. LLC	TELECOMMUNICATIONS
The Principal Financial Group
Raymond James Ltd	Alcatel e-Business Distribution GmbH
The Bankers Bank	Belgacom France
Bank Enteniel	FLAG Telecom Ltd.
Hitachi Telecom (USA), Inc.

HEALTH CARE/LIFE SCIENCES	OTHER SERVICES

bioMérieux, Inc.	Miller Heiman, Inc.
Pharmacia	United Business Media International Ltd.
Gambro BCT Inc.,	Intrawest Corporation
McKesson Corporation	Thomson Legal & Regulatory Group
NDC Health Information Services	Xtra Corporation
Mental Health Cooperative Inc.	Televerde
Kronos	The Wynford Group
Metropolitan Nashville Government and
Davidson County
Enterprise Florida, Inc.

SALES AND MARKETING

We sell our products through a direct sales force and over 50 independent members of the Pivotal Partner Program that resell our products. Our direct sales force is located in the United States, Canada, the United Kingdom, France, Australia and New Zealand. Members of the Pivotal Partner Program are located worldwide in North and South America, Europe, the Middle East and Asia. The Pivotal Partner Program is comprised of consulting and technology companies, progressive product development organizations, and regional consulting and sales firms that meet our criteria for inclusion.

Our marketing efforts are directed at promoting our products and services, creating market awareness and generating leads. We conduct a significant amount of our marketing efforts using online channels including web-based seminars, online newsletters, and electronic direct mail (eDM), all using Pivotal MarketFirst as the delivery and tracking mechanism. Additionally, we participate in industry and analyst events and hold local events to better meet the needs of prospects, partners, and customers around the world. We make extensive use of the Internet to communicate with potential customers, existing customers, partners and others. We also conduct comprehensive corporate communications programs to establish and maintain our relationships with key trade press, business press and industry analysts. We have a customer marketing team targeted at working directly with our customers to obtain feedback and to track ongoing customer success stories. Together with the Customer Office this team performs ongoing surveys on each customer to assess the customer’s satisfaction with our products and to anticipate any further needs of the customer.

We work closely with marketing partners in North America including the American Marketing Association (AMA), RE Nolan, Microsoft, Intel, Miller Heiman, and others to extend Pivotal’s brand awareness and market the Pivotal value proposition. These marketing activities include joint web events, co-authored business papers, and the creation and publication of other materials that are of value to our customers and partners in making the decision to purchase a Pivotal CRM solution.

STRATEGIC RELATIONSHIPS

Our partner strategy is focused on driving revenue from our relationships — both for Pivotal and the partner organizations that are our valued partners. Our partner strategy is designed to better serve our customers; broaden our product offering; and extend our market reach. Together with our partners, we develop, market, sell and deliver comprehensive Customer Relationship Management solutions.

We work with services-based organizations that implement enterprise level Pivotal products. These system integrators often operate in multiple geographic locations, and have experience in working with mid-sized companies. These organizations provide their expertise to our customers including overall strategy, business process design and analysis, application integration and training, return on investment analysis and vertical market expertise. In some international geographies, we have appointed exclusive distributors (master distributors), to provide coverage and presence where we have no direct sales offices. In other geographies, such distributors may be non-exclusive. These distributors may also be responsible for providing local language support and product localisation, again to increase the coverage of our products worldwide. These organisations have committed and dedicated Pivotal personnel, with long-term business plans for developing successful and profitable Pivotal business.

We also work with selected industry leaders in technology, intelligence, applications and business services, including Oracle and Microsoft and Miller Heiman.

KEY RELATIONSHIPS

MICROSOFT

We maintain a product development and business partnership with Microsoft. Our relationship spans sales, marketing and customer support, and includes:

•	Technology Sharing — We are a recognized leader in exploiting and adopting Microsoft’s .Net initiative, and are highly involved in .Net advanced product development. In return, we help drive the adoption of advanced Microsoft technologies in the marketplace, providing credible, real-world deployments that Microsoft can leverage to support their marketing campaigns.

•	Competitive Selling — We leverage support from Microsoft’s specialized competitive sales teams and consulting services to help win deals in the marketplace. In return, we help Microsoft realize its goals by selling into companies that traditionally support IBM, Sun or Oracle products and services.

•	Premier Support for Developers — In August 1997, we joined the Premier Support for Developers pilot program and played a key role in helping it to evolve. We hold a board position on Premier Support’s exclusive Customer Council to make recommendations on enhancing and improving Microsoft Premier Support.

•	International Partnership — We have a worldwide alliance with Microsoft, including Microsoft’s offices in Japan, Malaysia, Singapore, Australia, Taiwan, Hong Kong, China, India, South America, Germany, France and the UK.

Microsoft has recently launched a competing product in the market for Customer Relationship Management products. We believe that the Microsoft CRM package is targeted toward the small business segment of the CRM market and therefore we do not expect and have as yet not experienced significant competition to our product, which is targeted toward the mid-sized enterprise segment. However, there may be some overlap with the market for our products and we may in future be faced with direct competition from Microsoft. See “Risk Factors.”

INTEL

We have a global alliance with Intel that spans marketing, sales and technology, and assists customers in overcoming information technology challenges by delivering support, platform and communication expertise, in addition to advanced technology access. Intel supports our commitment to delivering business results/impact from Customer Relationship Management. Our relationship with Intel includes:

•	Advanced Technology — Intel extends our products with access to advanced technology, such as innovative telephony products for call centers. In return, we increase Intel revenues through sales of Intel server processors, computer telephony and by supporting Intel architecture.

•	Advanced Architecture — Intel validates our technology architecture and platform, primarily through testing and knowledge transfer in the areas of extensibility, reliability, scalability and availability. In return, we help drive the adoption of advanced Intel technologies in the marketplace. In fact, we are a major Intel independent software vendor in the growing Customer Relationship Management market, with the majority of our customers running their business on Intel architecture.

•	Broad Technology Reach — Customers benefit from the wider technology expertise that Intel can bring in areas such as network infrastructure. In return, we help Intel realize their goals by selling into companies that traditionally support Sun products and services.

CAP GEMINI ERNST & YOUNG

In May 2001, we signed a strategic alliance agreement with Cap Gemini Ernst & Young. With Cap Gemini Ernst &Young as our partner, customers gain the choice of engaging a reliable, experienced worldwide consultant that can leverage Microsoft’s Accelerated Development Centers to reduce delivery time and integration risk. While we leverage Cap Gemini Ernst &Young’s global resource base and brand recognition, we provide Cap Gemini Ernst &Young with further access to the underserved and growing mid-size enterprise market for Customer Relationship Management.

As part of our strategic alliance agreement, we committed to utilize a minimum amount of Cap Gemini Ernst & Young services during fiscal 2001 and 2002. Following our corporate restructuring in fiscal 2002, we re-focused our business activities so that we are no longer utilizing the Cap Gemini Ernst & Young services in the manner originally contemplated. As a result, we wrote off the remaining contractual obligation and included this charge in our cost of revenues from services and maintenance in our fiscal 2002 financial statements. Currently, although we do not derive significant revenues from this relationship in the North American market, the relationship remains significant in the European market.

TECHNOLOGY

Our software architecture provides a foundation for the development of new and innovative products and allows our products to be easily adaptable, to operate with other applications and to address the needs of users on multiple computing devices. This software architecture also allows our products to be used over the Internet. We have invested in the following technologies which serve as a basis for our Customer Relationship Management products and services:

•	Microsoft Technology. Our products are optimized for the Microsoft Windows Server and Microsoft BackOffice platforms. Our focused development efforts have enabled us to create products that exploit the capabilities of Microsoft’s products, including SQL Server, that are bundled and licensed with our products. We also created a direct link between our products’ databases and Microsoft Outlook that allows our customers to use the familiar interface of Microsoft Outlook to update their calendar, tasks and contact information. In addition, our products use Microsoft Internet technologies to publish information across the Internet.

•	Intelligent Internet Architecture. Our products are based on such open Internet standards such as eXtensible Markup Language (XML) and Simple Object Access Protocol (SOAP), directly incorporating Internet technologies within our platform architecture, and allowing our customers to communicate securely using Internet protocols both within and beyond the enterprise. Our products are also structured to support multiple network environments and user access methods, such as wireless devices and electronic mail. This allows our customers the flexibility to implement a product for their specific environment in an industry standard fashion, and facilitates integration with other systems and technologies.

•	Internet Commerce Platform. Pivotal Assisted Selling, an electronic sales tool for delivering a personalized, one-to-one buying experience, implements an object-oriented database to store complex product and selling relationships, with a scalable middle tier supporting both declarative and procedural rule definition, rendered via eXtensible Markup Language (XML) as a Web commerce application. We believe that this is a powerful and cost-effective architecture and data representation for selling complex products and managing the rules associated with this process.

•	Metadata Repository. Our software stores data in two separate databases: the metadata database, (which contains data structure, forms, lists, business rules and workflow), and the customer data database. By separating the data from the metadata, the Pivotal application can be rapidly and easily customized using graphical tools — there is no need for source code modifications — to meet changing organizational needs with no disruption to the rest of the system or end users. In addition, a business can distribute custom application changes throughout its organization in the normal data synchronization process. Although many enterprise applications use metadata to some degree, we believe that the degree to which we do it provides benefits that differentiate our product from those of our competitors.

•	Pivotal SyncStream. Our SyncStream technology captures any additions, modifications or deletions to our application and the shared corporate database and transmits only the net changes to the appropriate users. This technology eases the deployment of new applications, minimizes the connection costs associated with the synchronization of data, transmits changes securely and enables mobile users to receive the correct data when synchronizing.

•	Distributed Database Design. Our technology is designed to support various databases that reside on multiple servers, including both Microsoft SQL Server and Oracle. Due to our distributed database design, data from the central database can be replicated to servers in different locations and on various mobile remote databases (eg. laptops), and can be updated by our SyncStream. This allows for scalability and configuration flexibility as customers can upgrade network hardware and software in a modular fashion with minimal loss of performance and downtime.

•	Pivotal Enterprise Manager. Our Enterprise Manager provides centralized configuration management through a graphical user interface. The Enterprise Manager enables system administrators to audit and apply configuration changes to the application, manage and test customization changes off-line and replicate custom data sets for mobile users. From a single interface, customers can distribute an updated system online across the entire enterprise without downtime for users.

RESEARCH AND DEVELOPMENT

Our research and development department is divided into six functional areas: Advanced Technology, Software Development, Documentation, Quality Assurance, Program Management and Product Management. As of June 30, 2003, there were 142 employees in our research and development department. On occasion and where appropriate, we contract with third-party developers to expand the capacity of our research and development department.

In October 2002, we opened a development center in Bangalore, India and incorporated a wholly-owned Indian subsidiary. As of June 30, 2003, we had 51 full-time employees in India. We intend to continue increasing head count in India over the next nine months. The Indian development center will primarily perform software development to augment our North American development teams. For the years ended June 30, 2003, 2002 and 2001, we spent approximately $16.4 million, $17.0 million and $18.8 million, respectively, on research and development.

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

COMPETITION

The market for our software is intensely competitive and rapidly changing. Competition for any given customer may involve competition as to price, features and other factors specific to the needs of that customer. We face competition from companies in the Customer Relationship Management software market and in the overall enterprise business application market. Our competitors include a number of companies that compete with us primarily within a particular product line and/or the prospective customer’s industry. These companies include: E.piphany, Inc.; JD Edwards & Company; Kana Software, Inc.; Microsoft Corporation, ONYX Software Corporation, Siebel Systems, Inc.; and Salesforce.com, Inc., among many others. In addition, our competitors include several companies such as Oracle Corporation, PeopleSoft, Inc. and SAP AG that compete in our product line.

Other competitors may enter the market by developing or acquiring new products and applications.

Microsoft has recently launched a competing product in the market for Customer Relationship Management products. We believe that the Microsoft CRM package is targeted toward the small business segment of the CRM market and therefore we do not expect and have as yet not experienced significant competition to our product, which is targeted toward the mid-sized enterprise segment. However, there may be some overlap with the market for our products and we may in future be faced with direct competition from Microsoft. If Microsoft becomes our direct competitor, it may harm or end our co-marketing and co-selling initiatives with Microsoft. Such competition with Microsoft could likely have a material adverse affect on our business, market share, financial condition and results of operations.

In addition, as we develop new products, particularly applications focused on electronic commerce or on specific industry segments; we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share. Some of our actual and potential competitors are larger, better established companies that have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

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

As part of our confidentiality procedures, we have a policy of entering into non-disclosure and confidentiality agreements with our employees, consultants, corporate alliance members, customers and prospective customers. We also enter into license agreements with respect to our technology, documentation and other proprietary information. These licenses are perpetual or time-based and are generally transferable subject to obtaining our prior consent. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States, although we do seek protection elsewhere in selected key markets. Effective protection of intellectual property rights may be unavailable or limited in some countries. The laws of some countries do not protect our proprietary rights to the same extent as in the United States and Canada. There can be no assurance that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

We anticipate that companies that develop software applications will be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. As a result, we may become involved in these claims. Any of these claims, with or without merit, could result in costly litigation, divert our management’s time, attention and resources, delay our product shipments or require us to enter into royalty or license agreements. If a claim of product infringement against us is successful, our business and operating results could be seriously harmed.

EMPLOYEES

As of June 30, 2003, we had a total of 433 employees, excluding independent contractors and temporary employees. Of this number, 142 people were engaged in research and development, 102 people were engaged in sales and marketing, 118 people were engaged in professional services and 71 people were engaged in general administration. No employees are known by us to be represented by a collective bargaining agreement and we have never experienced a strike or work stoppage. We consider our employee relations to be good. Our ability to achieve our financial and operational objectives depends in large part upon our ability to attract, retain and motivate highly qualified sales, technical and managerial personnel. There can be no assurance that we will be able to attract and retain such employees in the future.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR SHARE PRICE

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

Our operating results have varied in the past, and we expect that they may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Some of the factors that could affect the amount and timing of our revenues from software licenses and related expenses and cause our operating results to fluctuate include:

•	general economic conditions, which may affect our customers’ capital investment levels in management information systems;

•	changes in the economy and foreign currency exchange rates;

•	market acceptance of our solutions;

•	the length and variability of the sales cycle for our solutions, which is typically highly variable;

•	the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of new product introductions, product enhancements, and customer budgeting and purchasing cycles;

•	our ability to successfully maintain and expand our sales force and marketing programs;

•	increases in the cost of software and professional services;

•	our ability to successfully expand our international operations;

•	the introduction or enhancement of our solutions or our competitors’ solutions;

•	changes in our or our competitors’ pricing policies;

•	activities of and acquisitions by competitors;

•	our ability to develop, introduce and market new solutions on a timely basis and control our costs;

•	customer satisfaction and our reputation relating to our business products and services;

•	the size and complexity of our license transactions; and

•	the potential delays in recognizing revenue from license transactions.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially and adversely affect our business, financial condition and results of operations and the market price of our common shares.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL TRENDS AND VARIATIONS IN THE FISCAL OR QUARTERLY CYCLES OF OUR CUSTOMERS.

Our total revenue and operating results may vary significantly from quarter to quarter. The main factors that may affect these fluctuations are:

•	seasonal variations in operating results;

•	variations in the fiscal or quarterly cycles of our customers;

•	the discretionary nature of our customers’ purchase and budget cycles; and

•	the timing of new product releases.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT HOW OUR BUSINESS WILL DEVELOP AND WHAT OUR FUTURE OPERATING RESULTS WILL BE.

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

We have a limited operating history and we face many of the risks and uncertainties encountered by early-stage companies in rapidly evolving markets. These risks and uncertainties include, but are not limited to:

•	no history of profitable operations except for the quarters ended March 30, 1998 and June 30, 1998;

•	uncertain market acceptance of our solutions;

•	our reliance on a limited number of solutions;

•	the risks that competition, technological change or evolving customer preferences could adversely affect sales of our solutions;

•	our reliance on third parties to market, install, and support our solutions;

•	our dependence on a limited number of key personnel;

•	our dependence on the adoption and success of the Microsoft .NET platform;

•	the risk that our management will not be able to effectively react to and manage the changes to Pivotal resulting from the rapidly evolving market;

•	the risk that our management will not be able to identify or effectively manage acquisitions we have undertaken or may undertake in the future; and

•	a general economic downturn and stock market declines affecting technology companies.

The new and evolving nature of the customer relationship management and electronic business market increases these risks and uncertainties. Our limited operating history makes it difficult to predict how our business will develop and what our future operating results will be.

WE HAVE A HISTORY OF LOSSES, WE MAY INCUR LOSSES IN THE FUTURE AND OUR LOSSES MAY INCREASE IF PROJECTED REVENUES ARE NOT ACHIEVED TO SUPPORT THE LEVEL OF OPERATING EXPENSES.

We have incurred net losses in each fiscal year since inception, except for the year ended June 30, 1998, in which we had net income of approximately $4,000. As at June 30, 2003, we had an accumulated deficit of approximately $171.8 million. We have decreased our operating expenses in recent periods and initiated restructuring plans during fiscal 2003 and the first quarter of fiscal 2004, which we anticipate will result in a quarterly operating cost structure of approximately $13.5 million for the quarter ending September 30, 2003. Our operating cost structure consists of costs of revenues and sales and marketing, research and development, and general and administrative expenses. We will continue to examine the level of operating expenses based on projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved or if expense reductions adversely impact our ability to generate revenues. We cannot be certain that our revenues will increase. Our business strategies may not be successful and we may not be profitable in any future period.

To the extent that we continue to incur operating losses, our customers and potential customers’ confidence in our financial viability may be diminished, which would have a direct adverse effect on our ability to generate revenues.

WE HAVE RECENTLY IMPLEMENTED RESTRUCTURING INITIATIVES TO REDUCE OUR WORKFORCE, FACILITIES AND BUSINESS FUNCTIONS. ANY FAILURE TO EFFECTIVELY MANAGE THE RAPID CHANGE IN SIZE OF OUR COMPANY COULD CAUSE OUR BUSINESS TO SUFFER.

We initiated corporate restructuring activities during the years ended June 30, 2003 and 2002, which included workforce reductions of employees, consolidation of excess facilities and restructuring of certain business functions. We reduced our workforce in fiscal 2003 restructuring initiatives by approximately 130 employees or 23% of our total workforce worldwide and by approximately 200 employees or 26% of our total workforce worldwide in fiscal 2002 initiatives. In July 2003, we announced a corporate restructuring undertaking to further reduce our cost structure, which included workforce reductions of approximately 83 employees or 19% of our workforce. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, as well as material charges for reduction of excess facilities, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. These workforce reductions have placed an increased burden on our administrative, operational and financial resources and have resulted in increased responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at Pivotal, which may lead to difficulty in hiring and increased turnover in our current workforce, and divert management’s attention. In addition, these headcount reductions may subject us to the risk of litigation, which could result in substantial costs to Pivotal and could divert management’s time and attention away from business operations. Any failure by us to properly manage this rapid change in workforce, facilities and business functions could impair our ability to efficiently manage our business, to maintain and develop important relationships with members of the Pivotal Partner Program and other third parties, and to attract and service customers. It could also cause us to incur higher operating costs and delays in the execution of our business plan or in the reporting or tracking of our financial results.

OUR FUTURE REVENUE GROWTH COULD BE IMPAIRED IF WE ARE UNABLE TO EFFECTIVELY STAFF AND MANAGE OUR DIRECT SALES AND SUPPORT INFRASTRUCTURE.

Our future revenue growth will depend in large part on our ability to successfully manage our direct sales force, sales processes, sales support infrastructure and our customer support capability. We may not be able to recruit and train experienced direct sales, consulting and customer support personnel. If we are unable to hire and retain highly skilled direct sales personnel, we may not be able to increase our license revenue to the extent necessary to achieve profitability. If we are unable to hire highly trained consulting and customer support personnel, we may be unable to meet customer demands.

TO BE SUCCESSFUL, WE MUST EFFECTIVELY COMPETE IN THE E-BUSINESS SYSTEMS MARKET.

Our products target the e-business systems market. This market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. Our products are targeted at the emerging market for eBusiness application. We face competition from our customers’ internal information technology departments and systems integrators, as well as from other application software providers that offer a variety of products and services designed to address this market. We believe that most customer deployments have been the result of large internal development projects, customs solutions from systems integrators or the application of personal and departmental productivity tools to the global enterprise. We may not be able to compete successfully against such internal development efforts.

We frequently rely on a number of systems consulting and systems integration firms for a substantial portion of implementation and other global services, as well as for recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these service providers, many of them have similar and often more established relationships with our competitors. If we are unable to develop and retain effective, long-term relationships with these third parties, our competitive position could be materially and adversely affected. Further, many of these third parties have significantly greater resources than we do and may market software products that compete with ours and may otherwise reduce or discontinue their relationships with, or support of, us and our products.

A large number of personal, departmental and other products exist in the eBusiness applications market. Our competitors include a number of companies that compete with us primarily within a particular product line and/or the prospective customer’s industry. These companies include: E.piphany, Inc.; JD Edwards & Company; Kana Software, Inc.; Microsoft Corporation, ONYX Software Corporation, Siebel Systems, Inc.; and Salesforce.com, Inc., among many others. In addition, our competitors include several companies such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, that compete in our product line. Some of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; and a larger installed base of customers than we do. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than we can.

There are many factors that may increase competition in the eBusiness systems market, including: (i) entry of new competitors; (ii) alliance among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the software industry or amongst systems integrators; and (v) technological changes or changes in the use of the Internet. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially and adversely affect our business, financial condition or results of operations.

ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR REVENUE GROWTH AND ABILITY TO FORECAST REVENUE.

Our revenue growth and potential for profitability depend on the overall demand for customer relationship management software and services. Because our sales are primarily to corporate customers, we are also affected by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may result in decreased revenues and growth rates. As a result of the economic downturn, we have also experienced and may continue to experience difficulties in collecting outstanding receivables from our customers. In addition, the terrorist attacks on the

United States in 2001, and the armed conflicts that have followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth.

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

WE DEPEND UPON MICROSOFT AND THE CONTINUED ADOPTION AND PERFORMANCE OF THE MICROSOFT .NET PLATFORM.

We have designed our products to operate on the Microsoft .NET platform, including Windows .NET and .NET Enterprise Servers. Microsoft .NET is a recent platform initiative of Microsoft announced in June 2000. We have spent considerable resources developing and testing the compatibility of our products for Microsoft .NET. As a result, with the exception of our Oracle product, we market our products exclusively to customers who have developed their computing systems around this platform. However, the performance of our products with Windows .NET and the .NET Enterprise Servers has limited experience in the marketplace.

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

In 2001, we launched a global business development initiative with Microsoft aimed at leading the emerging customer relationship management and electronic business market. The success of this initiative will depend on the ability of Pivotal and Microsoft to jointly market and sell companies the Pivotal CRM Suite combined with Microsoft .NET Enterprise Servers. However, with Microsoft’s recent launch of a product called Microsoft® Customer Relationship Management, which may overlap with the market for our products, we may in future be faced with direct competition from Microsoft. Such direct competition with our products may adversely affect our global business initiative with Microsoft and might result in a termination of such relationship.

In addition, Microsoft has been faced with significant legal issues. Broad antitrust actions initiated by federal and state regulatory authorities resulted in a verdict against Microsoft in the U.S. District Court for the District of Columbia. The U.S. District Court adopted the government’s proposed remedy and held that Microsoft should be divided into two companies. Microsoft appealed this verdict to the U.S. Court of Appeals for the District of Columbia. The U.S. Court of Appeals affirmed the U.S. District Court’s findings of antitrust violations, but overturned the ruling that Microsoft should be divided into two companies. The U.S. Court of Appeals also removed the judge presiding over this matter in the U.S. District Court and remanded to the U.S. District Court the determination as to what remedies should be pursued against Microsoft. Microsoft appealed this finding of a violation of antitrust laws to the U.S. Supreme Court, but this appeal was denied.

In November 2001, the Justice Department and Microsoft entered into a settlement agreement that would avoid breaking-up Microsoft as a remedy to the case. Only nine of the 18 states involved in the antitrust actions against Microsoft, however, agreed to be a party to such a settlement. The nine other states and the District of Columbia continued to litigate the remedies phase. The non-settling states sought remedies that would have imposed much broader restrictions on Microsoft’s business than the settlement with the Justice Department and the nine settling states. On November 1, 2002, the Court entered a Final Judgment in this part of the litigation that largely mirrored the settlement between Microsoft, the Justice Department and the settling states, with some modifications and a different regime for enforcing compliance. The Court declined to impose other and broader remedies sought by the non-settling states. Two states appealed from this decision of the trial court and another dismissed its appeal as part of a settlement with Microsoft of several cases.

European Union regulators are currently investigating whether Microsoft has violated European antitrust laws. Any outcome to these actions that weakens the competitive position of Microsoft .NET products could adversely affect the market for our products.

THE MARKET FOR OUR PRODUCTS IS HIGHLY COMPETITIVE AND COULD INCLUDE COMPETITION FROM MICROSOFT.

The market for our software is intensely competitive and rapidly changing. The past year has been one of vendor consolidation. Today, the direct competitors are fewer in number as companies are looking for business technology products that deliver rapid results. We face competition from companies in the Customer Relationship Management software market and in the overall enterprise business application market. Some of our actual and potential competitors are larger, better-established companies and have greater technical, financial and marketing resources. Increased competition may result in price reductions, lower gross margins or loss of our market share, any of which could materially adversely affect our business, financial condition and operating results. Some competitors include E.piphany, Inc., JD Edwards & Company, Kana Software, Inc., ONYX Software Corporation, Siebel Systems, Inc., Salesforce.com, Inc., Oracle Corporation, PeopleSoft, Inc. and SAP AG.

In addition, on January 21, 2003, Microsoft delivered a product called Microsoft® Customer Relationship Management (CRM) which, is specifically designed for the needs of small and medium-sized business customers. While we believe that there currently is not significant overlap with the present market for our products, our products could be faced with direct competition from Microsoft, which could have a material adverse effect on our revenues and results of operations. In addition, as we develop new products, particularly applications focused on electronic commerce or specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share.

OUR DISTRIBUTION CHANNELS MAY CREATE ADDITIONAL RISKS.

Failure to minimize channel conflicts could materially and adversely affect our business, operating results and financial condition. We have a number of relationships with resellers, which assist us in obtaining broad market coverage. We have generally avoided exclusive relationships with resellers of our products. Discount policies and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts.

WE RELY ON SOFTWARE LICENSED TO US BY THIRD PARTIES FOR FEATURES WE INCLUDE IN OUR PRODUCTS. IF WE DO NOT MAINTAIN OUR RELATIONSHIPS WITH THIRD-PARTY VENDORS, INTERRUPTIONS IN THE SUPPLY OF OUR PRODUCTS MAY RESULT.

We incorporate into our products, software that is licensed to us by third-party software developers. This includes Microsoft SQL Server 2000, Microsoft SQL Server 7.0, Sheridan Calendar Control, InstallShield 3, Crystal Reports, Interactive Intelligence Enterprise Interaction Center and Intel CT Connect. We are seeking to further increase the capabilities of our products by licensing additional applications from third parties. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. Although we believe there are other sources for these products, any significant interruption in the availability of these products could adversely impact our sales unless and until we can secure another source. We depend in part on these third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. The absence of or any significant delay in the replacement of functionality provided by third-party software in our products could materially and adversely affect our sales.

THE MARKET FOR OUR PRODUCTS IS EMERGING AND HIGHLY UNCERTAIN AND OUR PLAN TO FOCUS ON INTERNET-BASED APPLICATIONS AND INTEGRATE ELECTRONIC COMMERCE FEATURES ADDS TO THIS UNCERTAINTY.

The market for customer relationship management and electronic business products is still emerging and continued growth demand for and acceptance of the Pivotal CRM Suite remains uncertain. Even if the market for customer relationship management electronic business products grows, businesses may purchase our competitors’ products or develop their own. We believe that many of our potential customers are not fully aware of the benefits of the Pivotal CRM Suite and, as a result, these products and services may never achieve full market acceptance.

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

We believe that an enterprise’s decision to purchase a customer relationship management and electronic business product is discretionary, involves a significant commitment of its resources and is influenced by its budget cycles. To successfully sell licenses for our products, we typically must educate our potential customers regarding the use and benefits of customer relationship management and electronic business products in general and our products in particular. This education process can require significant time and resources. Consequently, the period between initial contact and the purchase of licenses for our products is often long and subject to delays associated with the lengthy budgeting, approval and competitive evaluation processes that typically accompany significant capital expenditures.

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

We may encounter reduction in our customers’ project sizes, deferral of purchasing and lack of an urgency to purchase, together with the overall unpredictability of customer decision-making. In addition, we may continue to see reductions in the size of customer orders in the final stages of negotiations as a result of reduction in the customer’s project size. The increase in sales cycle and varying transaction sizes could harm our operating results.

THE LENGTH OF TIME REQUIRED BETWEEN ENGAGING A CLIENT AND IMPLEMENTING OUR SOLUTIONS MAY BE LENGTHY AND UNPREDICTABLE.

The timing of the implementation of our products and services varies and is not predictable with any degree of accuracy. Prior implementation cycles should not be relied upon as any indication of future cycles. The implementation of our products involves a significant commitment of resources by prospective customers and is commonly associated with reengineering efforts that may be performed by the customer or third-party systems integrators. The cost to the customer of our product is typically only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale eBusiness software system. For these and other reasons, the period between initial contact and the implementation of our products is often lengthy and is subject to a number of factors that may cause significant delays, over many of which we have little or no control. These factors include the size and complexity of the overall project and delays in our customers’ implementation of Web-based computing environments. A delay in the implementation of even a limited number of license transactions could have a material adverse effect on our business, financial condition or results of operations and cause our operating results to vary significantly from quarter to quarter.

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

THE SUCCESS OF OUR PRODUCTS WILL DEPEND UPON THE CONTINUED USE AND EXPANSION OF THE INTERNET.

Increased sales of our products and any future Internet-based applications and electronic commerce features we integrate with our products, will depend upon the expansion of the Internet as a leading platform for commerce and communication. If the Internet does not continue to become a widespread communications medium and commercial marketplace, the demand for our products could be significantly reduced and our products and any future Internet-based and electronic commerce features may not be commercially successful. The Internet infrastructure may not be able to support the demands placed on it by continued growth. The Internet could lose its viability due to delays in the development or adoption of new equipment, standards and protocols to handle increased levels of Internet activity, security, reliability, cost, ease of use, accessibility and quality of service.

Other concerns that could inhibit the growth of the Internet and its use by business as a medium for communication and commerce include:

•	concerns about security of transactions conducted over the Internet;

•	concerns about privacy and the use of data collected and stored that record interactions over the Internet;

•	the possibility that federal, state, local or foreign governments will adopt laws or regulations limiting the use of the Internet or the use of information collected from communications or transactions over the Internet; and

•	the possibility that governments will seek to tax Internet commerce.

WE DEPEND ON THIRD-PARTY WIRELESS SERVICE PROVIDERS FOR THE SUCCESSFUL IMPLEMENTATION OF OUR PIVOTAL WIRELESS PRODUCT.

Our Pivotal Wireless product provides a wireless platform that allows our other products to be accessed wirelessly. We depend on third-party providers of wireless services for the successful implementation of Pivotal Wireless. Because Pivotal Wireless relies on wireless services developed and maintained by third parties, we depend on these third parties’ abilities to deliver and support reliable wireless services. The wireless industry is new and rapidly developing and involves many risks, including:

•	extensive government regulation in licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems which may prevent third-party providers from successfully expanding their wireless services;

•	rapid expansion of the wireless services infrastructure which may result in flaws in the infrastructure;

•	concerns over the radio frequency emissions or other health and safety risks that may discourage use of wireless services; and

•	possible disruptions in service related to the consolidation or removal of participants in the wireless market.

WE RELY ON OUR PIVOTAL PARTNER PROGRAM NETWORK OF INDEPENDENT COMPANIES TO SELL, INSTALL AND SERVICE OUR PRODUCTS AND TO PROVIDE SPECIALIZED SOFTWARE FOR USE WITH THEM AND OUR PIVOTAL HOSTING SERVICES PROGRAM RELIES ON THIRD-PARTY APPLICATION SERVICE PROVIDERS.

We do not have the internal implementation and customization capability to support our current level of sales of licenses. Accordingly, we have established and rely on our international network of independent companies we call the Pivotal Partner Program. Members of the Pivotal Partner Program market and sell our products, provide implementation, customization and education services, provide technical support and maintenance on a continuing basis and provide us with software applications that we can bundle with our products to address specific industry and customer requirements. Approximately 17% and 19% of our license revenues for the years ended June 30, 2003 and 2002, respectively were from sales made through third-party resellers. The majority of our customers retain members of the Pivotal Partner Program to install and customize our products. If we fail to maintain our existing

Pivotal Partner Program relationships, or to establish new relationships, or if existing or new members of the Pivotal Partner Program do not perform to our expectations, our ability to sell, install and service our products may suffer.

There is an industry trend toward consolidation of systems integrators that implement, customize and maintain software products. Some of the systems integrators in the Pivotal Partner Program have engaged in discussions concerning business consolidations. We are uncertain as to the effect that any consolidation may have on our relationships with members of the Pivotal Partner Program.

The success of our Pivotal Hosting Services program will depend on the commitment and performance of third-party application service providers to successfully implement and market services that incorporate our products.

THE LOSS OF KEY PERSONNEL OR OUR FAILURE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends largely upon the continued service of our executive officers and other key management, sales and marketing and technical personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. In particular, we rely on Bo Manning, our President, Chief Executive Officer and director and Divesh Sisodraker, our Chief Financial Officer. We maintain key person insurance on the life of Mr. Manning only.

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

WE FACE RISKS FROM THE EXPANSION OF OUR INTERNATIONAL OPERATIONS.

We have permanent offices in the United States, Canada, Ireland, England, Japan, Australia, New Zealand, Germany, France and India. We are constantly reviewing our international sales and operations to determine if offices are required in these and other countries. International operations are subject to numerous inherent potential risks, including:

•	unexpected changes in regulatory requirements;

•	export restrictions, tariffs and other trade barriers;

•	changes in local tax rates or rulings by local tax authorities;

•	challenges in staffing and managing foreign operations, including differing technology standards, employment laws and practices in foreign countries;

•	less favorable intellectual property laws;

•	longer accounts receivable payment cycles and difficulties in collecting payments;

•	political and economic instability; and

•	fluctuations in currency exchange rates and the imposition of currency exchange controls.

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

FLUCTUATIONS IN THE MARKET VALUE OF OUR SHORT-TERM INVESTMENTS AND IN INTEREST RATES MAY AFFECT OUR OPERATING RESULTS.

For additional information regarding the sensitivity of and risks associated with the market value of short-term investments and interest rates, see Part I, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in this Report.

WE MAY BE UNABLE TO OBTAIN THE FUNDING NECESSARY TO SUPPORT THE EXPANSION OF OUR BUSINESS, AND ANY FUNDING WE DO OBTAIN COULD DILUTE OUR SHAREHOLDERS’ OWNERSHIP INTEREST IN PIVOTAL.

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

Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that, with the expense reduction efforts instituted in fiscal 2003 and in the first quarter of fiscal 2004, existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 18 months. However, due to the potential effect that lower cash balances could have on our sales, we may seek additional funds in the future through public or private equity financing, corporate mergers or acquisitions, or from other sources to fund our operations and pursue our growth strategy. Should our results for subsequent quarters fall below the results we achieved in the fourth quarter of 2003, we may need to take action to restructure our operations to preserve our cash. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in the Company. To the extent that we require financing and are unable to obtain it, we would be forced to significantly curtail our operations.

IF WE ARE UNABLE TO MAINTAIN COMPLIANCE WITH OUR BANK COVENANTS IN THE FUTURE, OUR LIQUIDITY COULD BE LIMITED AND OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE MATERIALLY HARMED.

We currently have a credit agreement with a U.S. based bank that provides us with a $6.0 million credit facility and is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to the Company’s general intangibles. The agreement requires that we maintain the following two covenants: (a) a maximum net loss for the quarter ending September 30, 2003 of $2.0 million and (b) a minimum qualified cash balance of $7.6 million. We currently do not expect that we will violate the minimum qualified cash covenant, however in the event that our revenues for the quarter ending September 30, 2003 are at the low range of our forecast, it is possible that the maximum net loss covenant will be violated. In this scenario, in accordance with the loan agreement, the violation will be immediately automatically waived, and the borrowing base will be restricted to the lesser of $6.0 million and 80% of eligible U.S. and Canada accounts receivable. If the amount of outstanding letters of credit is greater than the borrowing base, we will be required to post restricted pledged cash for the deficiency. Any restricted pledged cash amount will be counted toward the minimum qualified cash balance. In the future, if we are unable to maintain compliance with our bank covenants, our liquidity could be limited and our business, financial condition and operating results could be materially harmed.

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

If any of our products violates third-party proprietary rights, including copyrights and patents, we may be required to re-engineer our products or obtain licenses from third parties to continue offering our products without substantial re-engineering. Although some of our current and potential competitors have sought patent protection for applications related to customer relationship management and electronic business products, we have not sought patent protection for our products. If a patent has been issued or is issued in the future to a third-party that prevents us from using technology included in our products, we would need to obtain a license or re-engineer our product to function without infringing the patent. Any efforts to re-engineer our products or obtain licenses from third parties may not be successful and, in any case, could substantially increase our costs, force us to interrupt sales or delay product releases.

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

IF OUR CUSTOMERS’ SYSTEM SECURITY IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER.

A fundamental requirement for online communications is the secure transmission of confidential information over the Internet. Users of our products transmit their and their customers’ confidential information over the Internet. In our license agreements with our customers, we disclaim responsibility for the security of confidential data and have contractual indemnities for any damages claimed against us. However, if unauthorized third parties are successful in obtaining confidential information from users of our products, our reputation and business may be damaged and, if our contractual disclaimers and indemnities are not enforceable, we may be subject to liability.

CHANGES IN ACCOUNTING STANDARDS AND IN THE WAY WE CHARGE FOR LICENSES COULD AFFECT OUR FUTURE OPERATING RESULTS.

We recognize revenues from the sale of software licenses on delivery of our products if:

•	persuasive evidence of an arrangement exists,

•	the fee is fixed or determinable,

•	we can objectively allocate the total fee among all elements of the arrangement, and

•	collection of the license fee is probable.

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

OUR SHARE PRICE MAY CONTINUE TO BE VOLATILE.

Our share price has fluctuated substantially since our initial public offering in August 1999. The trading price of our common shares is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in revenues and earnings estimates by securities analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to ours and these fluctuations have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected, and may continue to adversely affect, the market price of our common shares. Over the last couple of years, several high-profile scandals and controversies regarding allegedly improper methods of accounting by certain public companies and their auditors have arisen. These scandals and controversies could have the effect of depressing the capital markets generally and the price of our common shares could be adversely affected as a part of an overall trend to divest of holdings in shares in favor of other types of non-share investments that may be seen as more secure.

We believe that the rapid decrease in our stock price during the first quarter of our 2003 fiscal year had a direct negative impact on our revenues for that quarter, as some potential customers perceived the decrease in our stock price as an indication of internal issues with our company, and they therefore postponed or changed their purchase decisions. To the extent that our stock price remains volatile in the future, our ability to generate revenues may be adversely affected.

CERTAIN SHAREHOLDERS MAY BE ABLE TO EXERCISE CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our current officers, directors and entities affiliated with us together beneficially owned a significant portion of our outstanding common shares as of June 30, 2003. While these shareholders do not hold a majority of our outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This may prevent or discourage tender offers for our common shares.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ’S CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, WE MAY BE TRANSFERRED TO THE NASDAQ SMALLCAP MARKET OR DELISTED.

Our common shares are quoted on the Nasdaq National Market. There are a number of continuing requirements that must be met in order for our common shares to remain eligible for quotation on the Nasdaq National Market or the Nasdaq SmallCap Market. The failure to meet the maintenance criteria in the future could result in the delisting of our common shares from Nasdaq. If our common shares were to be delisted, trading, if any, in the common shares may then continue to be conducted on the OTC Bulletin Board. As a result, an investor may find it more difficult to sell our common shares or to obtain accurate quotations as to the market value of our common shares. To maintain the quotation of our common stock on the Nasdaq National Market, we must satisfy the financial and other requirements of the National Association of Securities Dealers (NASD), for inclusion on Nasdaq. These requirements currently include, but are not limited to, a minimum bid price of $1.00 for common stock and a minimum shareholders’ equity balance of $10 million. The price of our common stock is volatile and has been below $1.00 and may again decline below $1.00 in the future. Our shareholders’ equity as of June 30, 2003 totaled $8.1 million, below the minimum equity requirement. If Nasdaq provides us with a notice of delisting, we would have the option of appealing the delisting decision to a Nasdaq listing qualifications review panel and presenting our argument for continued National Market listing to such panel, of applying for listing on the Nasdaq SmallCap Market or of allowing the delisting to occur. Even if we appeal and/or apply for listing on the Nasdaq SmallCap Market, we cannot guarantee that the appeal will be successful or that the application will be accepted, as the case may be, in which event delisting will occur and trading of our common shares may thereafter take place on the OTC Bulletin Board.

THE INTEGRATION OF MARKETFIRST MAY BE DIFFICULT AND DISRUPTIVE.

We are currently in the process of integrating the MarketFirst business with our business and are expending financial resources in this effort. The integration of this company is subject to risks commonly encountered in acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating ongoing businesses and the ability of our sales force and consultants to integrate. We will also need to integrate the solutions of MarketFirst into our solution offering. We may not successfully overcome these risks or any other problems that may be encountered in connection with the acquisition of MarketFirst. Accordingly, it is uncertain whether we will receive the benefits we anticipate from this acquisition and we may not realize value from it comparable to the resources we have invested in it.

WE ARE SUBJECT TO FOREIGN CURRENCY RISK WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR FUTURE RESULTS.

We have operations in Canada and a number of countries outside of the United States and therefore we are subject to risks typical of an international business including, but not limited to, foreign exchange rate volatility. Our sales and corresponding receivables are substantially in U.S. dollars. Through our operations in Canada and outside North America, we incur the majority of our research and development, customer support costs and administrative expenses in Canadian and other local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures and on related foreign currency denominated monetary assets and liabilities. We have evaluated our exposure to these risks and have determined that our only significant operating exposure to foreign currencies exposure at this time is to the Canadian dollar through our operations in Canada. While at this time we do not believe our operating exposure to other individual currencies is material, we continue to be exposed to foreign currency gains and losses on monetary assets and liabilities denominated in local currencies and our future results could therefore be materially adversely affected by such gains and losses.

ITEM 2.     PROPERTIES

Our principal administrative, marketing, professional services, education and research and development facilities are located in Vancouver, British Columbia. We lease approximately 135,000 square feet of office space through to September 2012. Approximately 43% of this space has been subleased.

Our main administrative office for Europe, the Middle East and Africa is located in Dublin, Ireland held under a lease expiring in October 2007. Our principal sales and marketing office for Europe, the Middle East and Africa is located in Luton, England held under a lease that expires in November 2005. In October 2002, we opened a development center in Bangalore, India held under a lease that expires in March 2004.

As of June 30, 2003, we leased offices in: Tokyo, Japan; Paris, France; Belfast, Northern Ireland; High Point, North Carolina; Des Plaines, Illinois; Mountain View, California; Dallas, Texas; Framingham, Massachusetts; Calverton, Maryland; Atlanta, Georgia and Toronto, Ontario. We also leased shared workplaces in: Sydney, Australia; Auckland, New Zealand; Munchen, Germany; San Bruno and Irvine, California; Denver, Colorado and Princeton, New Jersey.

As a result of our restructuring initiatives in fiscal 2002, we closed our office in Belfast, Northern Ireland. We are obligated to continue lease payments on this office until April 2007.

As a result of our restructuring initiatives in the first quarter of fiscal 2004, we are currently undertaking to close our research and development facility in Atlanta, Georgia. We expect the closure of this office to be completed by the second quarter of fiscal 2004. We are obligated to continue lease payments on this office until April 2006.

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

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common shares began trading on the Nasdaq National Market on August 5, 1999 under the symbol PVTL. The table below lists the high and low closing prices per share of our common shares for each quarterly period during the past two fiscal years, as reported on the Nasdaq National Market.

	Price Range		Price Range
	of Common Shares		of Common Shares
	for Year Ended		for Year Ended
	June 30, 2003		June 30, 2002

	High	Low	High	Low

First Quarter	$3.83	$0.90	$18.20	$4.17
Second Quarter	$1.05	$0.38	$6.15	$2.70
Third Quarter	$1.25	$0.74	$6.54	$4.83
Fourth Quarter	$1.29	$0.77	$5.68	$3.13

Our common shares began trading on the Toronto Stock Exchange on August 17, 2000 under the symbol PVT. The table below lists the high and low closing prices per share of our common shares for each quarterly period during the past two fiscal years, as reported on the Toronto Stock Exchange.

	Price Range		Price Range
	of Common Shares		of Common Shares
	for Year Ended		for Year Ended
	June 30, 2003		June 30, 2002

	High	Low	High	Low

First Quarter	Cdn$5.85	Cdn$1.47	Cdn$22.50	Cdn$6.62
Second Quarter	Cdn$1.69	Cdn$0.60	Cdn$ 9.75	Cdn$4.32
Third Quarter	Cdn$1.93	Cdn$1.13	Cdn$10.39	Cdn$7.46
Fourth Quarter	Cdn$1.74	Cdn$1.13	Cdn$ 8.95	Cdn$4.75

SHAREHOLDERS

As of August 29, 2003, there were approximately 403 registered holders of our common shares. This does not include the number of persons whose shares are in nominee or “street name” accounts through brokers.

DIVIDENDS

We have never declared or paid any cash dividends on our share capital. We currently intend to retain any future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

EXCHANGE CONTROLS

There are no government laws, decrees or regulations in Canada which restrict the export or import of capital or which affect the remittance of dividends, interest or other payments to non-resident holders of our common shares. Any remittances of dividends to United States residents and to other non-residents are, however, subject to withholding tax. See “Taxation” below.

TAXATION

Canadian Federal Income Taxation

We consider that the following summary fairly describes in general the principal Canadian federal income tax consequences applicable to a holder of our common shares who at all material times deals at arm’s length with us, who holds all common shares as capital property, who is resident in the United States, who is not a resident of Canada and who does not use or hold, and is not deemed to use or hold, his common shares of Pivotal in connection with carrying on a business in Canada (a “non-resident holder”). It is assumed that the common shares will at all material times be listed on a stock exchange that is prescribed for purposes of the Income Tax Act (Canada) (the “ITA”) and regulations thereunder. The Canadian federal income tax consequences applicable to holders of our common shares will not change if we are deemed inactive by The Toronto Stock Exchange. Investors should however be aware that the Canadian federal income tax consequences applicable to holders of our common shares will change if we cease to be listed on a prescribed stock exchange like The Toronto Stock Exchange. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences of them purchasing, owning and disposing of our common shares should we cease to be listed on a prescribed stock exchange.

This summary is based upon the current provisions of the ITA, the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the “Treaty”) as at the date of the registration statement and the currently publicly announced administrative and assessing policies of the Canada Customs and Revenue Agency (the “CCRA”). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.

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

Dividends

The ITA provides that dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident corporation (such as Pivotal) to a non-resident of Canada shall be subject to a non-resident withholding tax equal to 25% of the gross amount of the dividend or deemed dividend. Provisions in the ITA relating to dividend and deemed dividend payments to and gains realized by non-residents of Canada, who are residents of the United States, are subject to the Treaty. The Treaty may reduce the withholding tax rate on dividends as discussed below.

Article X of the Treaty as amended by the US-Canada Protocol ratified on December 10, 1997 provides a 5% withholding tax on gross dividends or deemed dividends paid to a United States corporation which beneficially owns at least 10% of our voting stock paying the dividend. In cases where dividends or deemed dividends are paid to a United States resident (other than a corporation) or a United States corporation which beneficially owns less than 10% of our voting stock, a withholding tax of 15% is imposed on the gross amount of the dividend or deemed dividend paid. We will be required to withhold any such tax from the dividend and remit the tax directly to CCRA for the account of the investor.

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

Capital Gains

A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of our share unless the share represents “taxable Canadian property” to the holder thereof. Our Common shares will be considered taxable Canadian property to a non-resident holder only if:

(a)	the non-resident holder;

(b)	persons with whom the non-resident holder did not deal at arm’s length; or

(c)	the non-resident holder and persons with whom he did not deal at arm’s length,

owned not less than 25% of our issued shares of any class or series at any time during the five year period preceding the disposition. In the case of a non-resident holder to whom our shares represent taxable Canadian property and who is resident in the United States, no Canadian taxes will generally be payable on a capital gain realized on such shares by reason of the Treaty unless:

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

If subject to Canadian tax on such a disposition, the taxpayer’s capital gain (or capital loss) from a disposition is the amount by which the taxpayer’s proceeds of disposition exceed (or are exceeded by) the aggregate of the taxpayer’s adjusted cost base of the shares and reasonable expenses of disposition. For Canadian income tax purposes, the “taxable capital gain” is equal to one-half of the capital gain.

ALL PROSPECTIVE INVESTORS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF PURCHASING OUR COMMON SHARES.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data for each of the three years ended June 30, 2003, 2002 and 2001 and the consolidated balance sheet data as of June 30, 2003 and 2002 are derived from audited financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended June 30, 2000 and 1999 and the consolidated balance sheet data as of June 30, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this report.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	YEARS ENDED JUNE 30, (IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002	2001	2000	1999

Revenues:
License	$18,917	$29,282	$58,510	$37,384	$18,819
Services and maintenance	37,160	40,334	37,644	16,169	6,852

Total revenues	56,077	69,616	96,154	53,553	25,671

Cost of Revenues:
License(1)	1,728	2,739	3,800	2,141	536
Services and maintenance(1)	19,694	23,957	21,030	8,761	3,422

Total cost of revenues	21,422	26,696	24,830	10,902	3,958

Gross profit	34,655	42,920	71,324	42,651	21,713
Operating Expenses:
Sales and marketing	26,911	41,417	51,230	31,165	16,830
Research and development	16,397	16,963	18,750	8,906	4,958
General and administrative(2)	8,328	12,820	13,567	4,190	2,466
Restructuring and other charges(1),(3)	9,015	51,167	—	—	—
Amortization of goodwill(4)	—	15,669	22,440	1,380	—
Amortization of acquired intangibles	379	488	622	29	—
In-process research and development and other charges(5)	—	—	—	6,979	—

Total operating expenses	61,030	138,524	106,609	52,649	24,254

Loss from operations	(26,375)	(95,604)	(35,285)	(9,998)	(2,541)

Other income (loss):
Interest and other income (loss)	(500)	1,289	3,333	2,193	(24)
Impairment and loss on sale of investments	(353)	(1,244)	—	—	—

	(853)	45	3,333	2,193	(24)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	YEARS ENDED JUNE 30, (IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002	2001	2000	1999

Loss before income taxes	(27,228)	(95,559)	(31,952)	(7,805)	(2,565)
Income taxes	418	386	503	557	243

Net loss	$(27,646)	$(95,945)	$(32,455)	$(8,362)	$(2,808)

Basic and diluted loss per share	$(1.10)	$(3.99)	$(1.40)	$(0.45)	$(0.72)
Pro forma basic and diluted loss per share(6)	$—	$—	$—	$(0.39)	$(0.18)
Weighted average number of shares used to calculate loss per share:
Basic and diluted	25,120	24,039	23,173	18,643	3,888
Pro forma basic and diluted(6)	—	—	—	21,339	15,940

CONSOLIDATED BALANCE SHEET DATA:

	AS OF JUNE 30, (IN THOUSANDS)

	2003	2002	2001	2000	1999

Cash, cash equivalents and short-term investments	$18,890	$41,283	$68,715	$35,522	$9,338
Working capital (deficit)	(2,845)	23,572	58,366	28,297	7,257
Total assets	45,316	68,645	168,443	121,945	21,722
Long-term obligations	3,709	3,505	592	—	—
Redeemable convertible preferred shares	—	—	—	—	17,500
Total shareholders’ equity (deficit)	8,098	33,783	128,201	96,097	(7,192)
Cash dividends per common share	—	—	—	—	—

NOTES:

(1)	During fiscal 2002, we included $2.4 million of charges related to the withdrawal from certain purchase and partner contracts in Restructuring costs and other charges. We have subsequently reclassified $0.8 million from Restructuring costs and other charges to Cost of Revenues — License and $1.6 million from Restructuring costs and other charges to Cost of Revenues — Services and maintenance.

(2)	General and administrative expense for the year ended June 30, 2001 includes $1.8 million for asset impairments and deferred stock compensation charges.

(3)	Restructuring costs and other charges for the years ended June 30, 2003 and 2002 includes respectively, $3.7 and $3.8 million for workforce reduction, $0.4 and $3.7 million for contract settlement and other costs, $4.9 and $10.7 million for excess facilities and asset impairments, and nil and $33.0 million for the impairment of goodwill and other purchased intangible assets.

(4)	Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and other Intangible Assets, and accordingly no longer amortize goodwill. See notes 1 and 6 of the notes to consolidated financial statements for further explanation of the impact of SFAS 142.

(5)	In-process research and development charges relate to acquisitions of companies accounted for under the purchase method in which a portion of the purchase price was allocated to acquired in-process technology. During the year ended June 30, 2000, we acquired Exactium Ltd. and Simba Digital Technologies Inc. and included in the purchase price was an aggregate amount of purchased in-process research and development of $4.7 million. In addition to the charge for in-process research and development, we recorded a write-down of other assets made redundant as a result of the acquisitions in the amount of $2.3 million.

(6)	See note 1 of the notes to consolidated financial statements for an explanation of the method used to calculate basic and diluted per share amounts. Pro forma loss per share is computed using the weighted average number of common shares outstanding and the weighted average Class A convertible preferred shares and redeemable convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding at the beginning of the fiscal year. During the year ended June 30, 2000, all issued and outstanding preferred shares and redeemable preferred shares were converted into common shares. The 2000 and 1999 figures are calculated on a pro forma basis.

(7)	During the years ended June 30, 2003, 2001 and 2000, we completed a number of acquisitions which were accounting for accounted for using the purchase method of accounting. We did not complete any acquisitions during the years ended June 30, 2002 and 1999. The results of operations of each acquisition were included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. See note 2 of the notes to the consolidated financial statements for descriptions of the acquisitions completed during the years ended June 30, 2003 and 2001. During the year ended June 30, 2000, we completed the acquisitions of Transitif S.A., Exactium Ltd. and Simba Digital Technologies Inc. We paid a total aggregate purchase price of $64.0 million consisting of 1,655,000 common shares and stock options and cash of $14.9 million. A portion of the purchase price was allocated to acquired in-process technology; refer to note 5 above.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We develop Customer Relationship Management (CRM) software and, together with our partners, provide our software and related business consulting services to medium-sized businesses and divisions of large businesses worldwide. Our software products enable companies to acquire, serve and manage customers efficiently and intelligently and help them to manage collaborative relationships between customers, business partners and employees. We refer to our software as the Pivotal CRM Suite.

Our products are used in 44 countries and are available in English, French, German, Spanish, Portuguese, Japanese, Chinese and Hebrew. More than 1,600 companies around the world have licensed Pivotal including: CIBC, Centex Homes, Farm Credit Services of America, HarperCollins Publishers, Hitachi Telecom Inc., Palm, Inc., Pharmacia Corporation, Premera Blue Cross, Royal Bank of Canada, Sharp Electronics Corporation, Southern Company, Vivendi and WebEx Communications. We market and sell our products through a direct sales force as well as through third-party solution providers.

Our common shares are listed on the Nasdaq National Market under the symbol “PVTL” and on the Toronto Stock Exchange under the symbol “PVT”. Our head office is located at Suite 700-858 Beatty Street, Vancouver, British Columbia, Canada V6B 1C1, and our telephone number is (604) 699-8000. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, goodwill and intangible assets and restructuring and other charges.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, please refer to Note 1 of the accompanying consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

We derive our revenues from the sale of licenses and services and maintenance. While the basis of software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition, we exercise judgment and use estimates in connection with the determination of the amount of new software license, maintenance and support and services revenues to be recognized in each accounting period.

License revenues are normally generated from licensing with end-users, value-added resellers (VARs) and, to a lesser extent, through distribution of third-party products. When software licenses are sold indirectly to end-users through VARs, we recognize as revenue only the net fee receivable from the VARs upon sell-through to the end-customer. When software licenses are sold incorporating third-party software products or sold with third-party products that complement our software, we normally recognize as revenue the gross amount of sales of third-party product. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

We recognize license revenues on delivery of our solutions to the customer when all of the following conditions have been satisfied:

•	there is persuasive evidence of an arrangement (we consider a non-cancelable agreement signed by us and the customer to be persuasive evidence of an arrangement);

•	the fee is fixed or determinable (we consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and if we have not granted extended payment terms to the customer); and

•	the collection of the license fee is probable (we consider collection to be probable if our internal credit analysis indicates that the customer will be able to pay amounts as they become due under the arrangement).

Revenues for multiple-element arrangements, which could consist of software licenses, upgrades, enhancements, customer support services or consulting services, are allocated among the component elements based upon the relative fair value of each element. The fair value of each element is typically based on the price charged by us when that element is sold separately, or, in the case of an element not yet sold separately, by the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for each respective element. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Our agreements with our customers and resellers do not contain product return rights. If the fee is not fixed or determinable due to the existence of extended payment terms, revenue is recognized periodically as payments become due, provided all other conditions for revenue recognition are met.

Services and maintenance revenues are generated from the provision of consulting services, education services, hosting services and maintenance and support services. Consulting revenues are related to implementation services provided under separate service arrangements with our customers and are primarily performed on a time and materials basis. Revenues from consulting services are recognized when the time and expenses are incurred and become billable to the customer. In circumstances where we enter into fixed-price service contracts, revenue is recognized by applying a proportional performance method of accounting, which is based on the ratio of direct costs incurred to the total estimated direct costs on the basis that we can make reasonably dependable estimates of total costs to complete the engagement. In applying this method, no costs are deferred on the balance sheet. Much of the implementation services provided to our customers in connection with installations of our solutions are provided by third-party consulting and implementation service providers. We ordinarily do not record any revenues or expenses in these situations as these third-party service providers normally contract directly with the customer. We occasionally utilize third-party consultants to assist us in implementations or installations originated by us, and we typically recognize the revenue for these implementations and installations on a gross basis in accordance with EITF 99-19, as the work that is performed by these third-party consultants is supervised and reviewed by our project managers. Revenues from education services are recognized as services are provided to the customer. Hosting and maintenance and support revenues are recognized ratably over the terms of the underlying contracts, typically one year.

If a transaction includes both license and service elements, license fee revenues are recognized separately on delivery of the software, provided that the above criteria are met, payment of the license fee is not dependent on the performance of services, the services are not essential to the functionality of the product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent on acceptance of services, we defer recognition of revenues from both the license and the service elements until the acceptance criteria are met.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and we provide allowances for the estimated uncollectible portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Impairment of Goodwill and Intangible Assets

We periodically evaluate intangible asset valuations related to businesses we acquired in order to determine whether impairment indicators have arisen. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

Restructuring and Other Charges

We have recorded restructuring charges associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments in fiscal 2003 and 2002. On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. We recorded the costs of restructuring activities initiated after this date when they were “incurred” and could be measured at fair value. Prior to this date, we recorded a one-time charge for most anticipated costs when there was a commitment to a plan to exit an activity or dispose of long-lived assets in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. These restructuring charges are based on management’s best estimate at the time of the restructuring. The majority of estimates related to the charge for excess facilities. We were required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any of sublease revenues. Should any of the assumptions made change, the actual costs may be materially different from the estimates. We will review the status of the restructuring activities on a quarterly basis and, if appropriate, record changes to our reserve in current operations.

Investment losses and impairment

At June 30, 2002, we held investments in publicly traded equity securities of companies in which our ownership interest was less than 20% of the voting rights and over which we did not exercise significant influence. During fiscal 2003, we disposed of these investments and recorded a loss on sale of $78,000. Net unrealized holding gains and losses in these investments were excluded from net loss and included in accumulated other comprehensive loss until such gains or losses were realized. During the year ended June 30, 2002, we recorded a write-down of $848,000 related to other-than-temporary declines in the value of our investments in public companies.

We also hold certain investments in non-publicly traded companies in which we have less than 20% of the voting rights and in which we do not exercise significant influence. These investments are included in other assets and are accounted for on a cost basis. We monitor these investments for factors indicating other-than-temporary impairment and take a charge to other income (loss) when appropriate. During the years ended June 30, 2003 and 2002, respectively, we recorded charges of $275,000 and $375,000 related to the impairment in the value of investments in non-public companies.

RECENT ACQUISITIONS

During the year ended June 30, 2003, we completed the acquisition of MarketFirst Software, Inc. We completed no acquisitions during the year ended June 30, 2002. During the year ended June 30, 2001, we completed acquisitions of Ionysys Technology Corporation, Project One Business Technologies Inc., Software Spectrum CRM, Inc. and Inform, Inc. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of each acquisition are included in our consolidated statement of operations since the acquisition dates, and the related assets and liabilities were recorded based upon their respective fair values at the dates of acquisition.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data for each of the years in the three years ended June 30, 2003 expressed as a percentage of total revenues:

	Years ended June 30,

	2003	2002	2001

Revenues:
License	34%	42%	61%
Services and maintenance	66%	58%	39%

Total revenues	100%	100%	100%

Cost of Revenues:
License	3%	4%	4%
Services and maintenance	35%	34%	22%

Total cost of revenues	38%	38%	26%

Gross profit	62%	62%	74%

Operating expenses:
Sales and marketing	48%	59%	54%
Research and development	29%	24%	20%
General and administrative	15%	18%	14%
Restructuring and other charges	16%	74%	—
Amortization of goodwill	—	23%	23%
Amortization of acquired intangibles	1%	1%	1%

Total operating expenses	109%	199%	112%

Loss from operations	(47%)	(137%)	(38%)
Other income (loss):
Interest and other income (loss)	(1%)	2%	4%
Impairment and loss on sale of investments	(1%)	(2%)	—

	(2)%	0%	4%
Loss before income taxes	(49%)	(137%)	(34%)
Income taxes	1%	1%	1%

Net loss	(50%)	(138%)	(35%)

YEARS ENDED JUNE 30, 2003 AND 2002

REVENUES

Total revenues decreased 19% to $56.1 million for the year ended June 30, 2003 from $69.6 million for the year ended June 30, 2002.

The market for our solutions and related services is unpredictable. Our sales are susceptible to fluctuations in the economy and the corresponding effect on corporate purchasing habits can create a reluctance of companies to acquire significant software systems. These market conditions may continue to deteriorate. The severity and duration of any further deterioration may compel us to consider further reductions in our workforce to realign with those market conditions, on either a regional or global scale, or both. Any further deterioration in market conditions could adversely impact our ability to develop, deliver and/or service our existing and new products, as well as our ability to attract, maintain and service our customers.

No single customer accounted for 10% or more of our revenues for the years ended June 30, 2003 and 2002.

License

Revenues from licenses decreased 35% to $18.9 million for the year ended June 30, 2003 from $29.3 million for the year ended June 30, 2002.

Our revenues from licenses decreased as a result of the continued economic slowdown through calendar 2002 and 2003 and the resulting impact on corporate capital spending. We have observed an overall reduction in corporate capital budgets and continue to experience unpredictable selling cycles. Our license revenues depend on the overall demand for customer relationship management solutions, and the overall demand for our software depends in large part on the general economic and business conditions. Additionally, in the first quarter of fiscal 2003 we experienced contract losses with some customers due to customer concerns over the rapid decline of our stock price in the latter half of September 2002.

Revenues from licenses represented 34% and 42% of total revenues for the years ended June 30, 2003 and 2002, respectively. License revenues decreased as a percentage of total revenues primarily due to the fact that license revenues are more immediately impacted by changes in economic conditions, whereas service revenues are derived from longer-term projects and also include maintenance revenues that tend to be recurring in nature. North American license revenues accounted for 49% and 53% of total license revenues in the years ended June 30, 2003 and 2002, respectively. International license revenues accounted for 51% and 47% of total license revenues in the years ended June 30, 2003 and 2002, respectively. International license revenues increased as a percentage of total revenues due to relatively stronger performance by our European selling organizations.

Services and Maintenance

Revenues from services and maintenance decreased 8% to $37.2 million for the year ended June 30, 2003 from $40.3 million for the year ended June 30, 2002. This change was comprised of a decrease of $5.6 million in revenues from implementation, education, consulting, and hosting services, which was partially offset by an increase of $2.5 million in revenues recognized from technical support and maintenance contracts.

Revenues from implementation, education, consulting and hosting services have decreased largely due to lower sales of software licenses in fiscal 2003 as compared to the prior year. Revenues relating to maintenance contracts have increased due to an increased customer base and renewals of maintenance contracts upon expiration of previous year maintenance arrangements.

Our revenues from services and maintenance represented 66% and 58% of total revenues for the years ended June 30, 2003 and 2002, respectively. We believe that, over the long term, revenues from services and maintenance will decrease over time as a percentage of total revenues, as license revenues are anticipated to grow at a greater rate than service and maintenance revenues. We plan to continue relying on third parties to provide a large part of implementation services to our customers rather than providing those services directly.

COST OF REVENUES

Our cost of license revenues consists primarily of media, product packaging and shipping, documentation and other production costs, and third-party royalties. Our cost of services and maintenance revenues consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and other services personnel, as well as the cost of services provided by third-parties contracted to perform implementations or hosting. Overhead costs are comprised of facilities, communications and general office expenses and are allocated to departments based on headcount.

Total cost of revenues decreased 20% to $21.4 million for the year ended June 30, 2003 from $26.7 million for the year ended June 30, 2002. The decrease in total cost of revenues was due to decreased license revenues, as well as reduced headcount and related allocations for facilities and communication costs following our restructuring initiatives in the first and second quarter of fiscal 2002 and in the second quarter of fiscal 2003.

License

Cost of revenues from licenses consists of product production and shipping costs as well as the cost of third party technologies incorporated into our products. Cost of revenues from licenses decreased 37% to $1.7 million for the year ended June 30, 2003 from $2.7 million for the year ended June 30, 2002. Cost of revenues from licenses as a percentage of revenues from licenses was 9% for the years ended June 30, 2003 and 2002. The cost of revenues from licenses for the year ended June 30, 2002 includes an amount of $0.8 million (3% of revenues from licenses) related to the withdrawal from certain purchase contracts previously classified as restructuring costs and other charges. The remaining decrease of $0.2 million is due to decreased license revenues in fiscal 2003 as compared to fiscal 2002. This was partially offset by higher costs for third-party technology integrated with our products as a result of an increase in products sold on an OEM and reseller basis. We expect that the cost of licenses as a percentage of revenue from licenses will generally be in the range of 6% to 9%, although they may fluctuate from quarter to quarter depending on sales mix and costs of third-party technology incorporated into our solutions.

Services and Maintenance

Cost of revenues from services and maintenance decreased 18% to $19.7 million for the year ended June 30, 2003 from $24.0 million for the year ended June 30, 2002. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 53% and 59% for the years ended June 30, 2003 and 2002, respectively. The cost of revenue from services for the year ended June 30, 2002 includes an amount of $1.6 million (4% of revenue from services) related to the withdrawal from certain partner contracts, which was previously classified as restructuring costs and other charges. The remaining decrease of $2.7 million is due primarily to decreased personnel and facilities costs following our restructuring initiatives in fiscal 2002 and 2003.

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

Sales and marketing expenses decreased 35% to $26.9 million for the year ended June 30, 2003 from $41.4 million for the year ended June 30, 2002. The decrease of $14.5 million is the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans in fiscal 2002 and fiscal 2003, as well as to increased operating efficiencies and decreased commissions due to lower sales. Sales and marketing expenses decreased as a percentage of total revenues to 48% from 59% for the years ended June 30, 2003 and 2002, respectively. This decrease is mainly attributable to lower salaries and commissions for sales and marketing personnel and lower marketing program expenditures.

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

In October 2002, we opened a development center in Bangalore, India and incorporated a wholly-owned Indian subsidiary. As of June 30, 2003 we had 51 full-time employees in India. We intend to continue to increase headcount in India over the next nine months. The Indian development center primarily performs software development to augment our North American development teams. We expect that our total research and development costs will decrease over the next six months as we reduce contractor costs and continue to move non-core research and development functions to India.

During the years ended June 30, 2003 and 2002 respectively, research and development expenses decreased 3% from $17.0 million to $16.4 million. The decrease is the result of a reduction in employees and some contract labor following the implementation of our restructuring plans and the movement of non-core research and development functions to India. Theses reductions were partially offset by higher contract costs related to the development of Pivotal 5 during fiscal 2003. Pivotal 5 was released in late April 2003 and features an enhanced user interface, the integration of MarketFirst technology, new interactive selling and eService capabilities, additional new contact center capabilities, and other platform enhancements. Research and development expenses were 29% and 24% of total revenues for the years ended June 30, 2003 and 2002, respectively.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel. General and administrative expenses also include legal and other professional fees and bad debt expense.

General and administrative expenses decreased 35% to $8.3 million from $12.8 million for the years ended June 30, 2003 and 2002, respectively. General and administrative expenses were 15% and 18% of total revenues, for the years ended June 30, 2003 and 2002, respectively. The decrease in general and administrative expenses was due to mainly to lower bad debt expense as well as a reduction in employees. The total bad debt expense was $0.8 million and $5.5 million for the years ended June 30, 2003 and 2002, respectively.

Restructuring Costs and Other Charges

Restructuring costs and other charges are related to our initiatives to align our operations with changing market conditions and to create a more efficient organization. During fiscal 2003 and 2002, we implemented restructuring plans and recorded charges of $9.0 million and $18.2 million, respectively, of costs associated with workforce reductions, consolidation of excess facilities, contract settlements and asset impairments. During fiscal 2002, we also recorded charges of $33.0 million related to the impairment of previously recorded goodwill and other purchased intangible assets.

In October 2002 we terminated approximately 120 employees, and in June 2003 we terminated an additional 10 employees. Employee severance and related benefit costs related to these terminations totaled approximately $3.7 million. The workforce reduction was primarily in the United States, Canada and the United Kingdom and extended across all business units. As at June 30, 2003, we had made cash payments of $3.2 million to terminated employees. The remaining obligation of $0.5 million at June 30, 2003 is included in accrued restructuring costs and is expected to be paid in the first half of fiscal 2004.

During fiscal 2002, we terminated approximately 200 employees employed primarily in the United States, Canada and the United Kingdom. Employee severance and related benefit costs related to these terminations totaled approximately $3.8 million. During the years ended June 30, 2003 and 2002, we made cash payments of $0.2 million and $3.5 million, respectively, to terminated employees.

During fiscal 2003 and 2002, we incurred charges of $4.4 million and $5.3 million, respectively, related to the consolidation of facilities. These charges represent the remaining lease commitments, net of expected sublease income, and other costs related to facilities made redundant as a result of the workforce reductions and the discontinuance of previous expansion plans. Redundant facilities included certain corporate facilities, sales offices and research and development centers in North America and Europe. During the year ended June 30, 2002, we made cash payments of $1.3 million for costs associated with the consolidation of facilities. During the year ended June 30, 2003, we made cash payments of $1.8 million and $1.0 million, respectively, for costs associated with fiscal 2003 and 2002 initiatives. The remaining obligations, which are comprised of future lease commitments, net of expected sublease income, will be paid over the respective lease terms through to June 2008. The charges may be increased in future periods if further consolidations are required or if sublease income is less than expected.

We also incurred non-cash charges associated with fiscal 2003 and 2002 initiatives of $0.5 million and $5.4 million, respectively. These related to asset impairments for certain capital assets that were either abandoned during the year or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts of the related assets.

During fiscal 2003, we recorded charges of $0.4 million for contract settlement costs of which $0.2 million was paid prior to June 30, 2003. The remaining cash portion will be paid in fiscal 2004. If additional contracts are cancelled in future periods, or if additional unforeseen costs are incurred in respect of current contracts, this charge may increase. During fiscal 2002, we recorded charges of $3.7 million for contract settlement costs including the penalties expected to be incurred due to our withdrawal from certain purchase and partner contracts. These charges also included the write-off of certain unrecoverable expenses related to non-refundable prepaid costs associated with marketing conferences that we subsequently decided not to participate in and certain non-refundable marketing costs related to advertising programs that we cancelled pursuant to the restructuring plans.

On July 9, 2003, we announced a corporate restructuring to further reduce our cost structure. In the first quarter of fiscal 2004, we expect to incur restructuring charges in the range of $1.8 million to $2.0 million related to this initiative. Cost reductions will come from the transitioning to an exclusive partner model in non-profitable markets outside North America, the elimination of excess professional services resources and contractor costs, and the continued movement of non-core research and development functions to our subsidiary in India. We anticipate a quarterly operating cost structure of approximately $13.5 million for the quarter ending September 30, 2003 resulting from these restructuring initiatives; an estimated $7.1 million in savings as compared to the quarter ending September 30, 2002.

Our potential for future profitability depends on our ability to align costs and expenses to expected revenues. If general economic and business conditions continue to soften, or if the demand for our products or customer relationship management products and services in general is less than we forecast, or if we are unable to maintain costs and expenses within our targeted range, we may incur additional restructuring charges in subsequent periods. See note 3 of the notes to the consolidated financial statements for further description of restructuring costs and other charges.

Amortization of Goodwill and Acquired Intangibles

Due to our adoption of SFAS No. 141 and 142 on July 1, 2002, we no longer amortize goodwill. Amortization of goodwill was $15.7 million for the year ended June 30, 2002. As required by SFAS 142, we completed the transitional goodwill impairment test in the first six months of fiscal 2003 and determined that we did not have a transitional impairment of goodwill.

Also in conjunction with the implementation of SFAS 141 and 142, intangible assets related to assembled workforce that were originally recognized and reported as acquired intangibles were reclassified to goodwill and are no longer amortized after July 1, 2002. Amortization of acquired intangible assets during the years ended June 30, 2003 and 2002 was $379,000 and $488,000, respectively.

INTEREST AND OTHER INCOME (LOSS)

Interest and other income (loss) consists of earnings on cash and cash equivalents and short-term investments net of interest expense, foreign exchange gains and losses, and gains and losses on investments. Interest and other income (loss) was $(0.5) million and $1.3 million for the years ended June 30, 2003 and 2002, respectively. During the year ended June 30, 2003, interest and other income (loss) was impacted by lower average cash and short term investment balances. During the year ended June 30, 2003, interest and other income (loss) included a foreign exchange loss of $0.7 million compared to a foreign exchange gain of $0.2 million during the year ended June 30, 2002. The foreign exchange losses were largely attributable to the impact of the depreciation of the U.S. dollar on net liability balances held in our non-U.S. subsidiaries. The other components of interest and other income (loss) were not material for the periods presented.

IMPAIRMENT OF INVESTMENTS

During the years ended June 30, 2003 and 2002, we incurred charges of $0.3 million and $1.2 million, respectively, related to an other than temporary impairment in the value of our investments in a private company and a public company.

INCOME TAXES

The provision for income taxes was $418,000 and $386,000 for the years ended June 30, 2003 and 2002, respectively. These income tax amounts were attributable to our operations in the United States, the United Kingdom, France, Australia and Japan.

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

COST OF REVENUES

Total cost of revenues increased 8% to $26.7 million for the year ended June 30, 2002 from $24.8 million for the year ended June 30, 2001.

License

Cost of revenues from licenses decreased 28% to $2.7 million for the year ended June 30, 2002 from $3.8 million for the year ended June 30, 2001. The decrease of $1.1 million is due primarily to the 50% decrease in license sales and was partially offset by the $0.8 million charge related to the withdrawal from certain purchase contracts. Cost of revenues from licenses as a percentage of revenues from licenses was 9% for the year ended June 30, 2002 and 6% for the year ended June 30, 2001.

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

Cost of revenues from services and maintenance increased 14% to $24.0 million for the year ended June 30, 2002 from $21.0 million for the year ended June 30, 2001. The increase resulted from a higher average number of consulting, customer support and education personnel during the year and the charge of $1.6 million related to the withdrawal of certain partner contracts. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 59% and 56% for the years ended June 30, 2002 and 2001, respectively.

OPERATING EXPENSES

In response to the weakening global economy, and the resulting impact on license revenues, we implemented a restructuring program in the fall of fiscal 2002 in order to bring costs in line with revised revenue forecasts. This restructuring initiative resulted in significantly reduced operating costs in the second half of the year, as compared to the first half.

Sales and Marketing

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

Research and Development

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

General and Administrative

General and administrative expenses decreased 6.0% to $12.8 million for the year ended June 30, 2002 from $13.6 million for the year ended June 30, 2001. General and administrative expenses were 18% and 14% of total revenues, respectively, for the same periods. The decrease of $0.8 million is a result of a reduction in general administration employees from 94 to 86 offset by an increase in bad debts expense. The total bad debt expense was $5.5 million and $3.3 million for the years ended June 30, 2002 and 2001. The increase in bad debt expense was due to the fact that we experienced a delay in payments from certain customers resulting from a weakening in the global economy in the final quarter of fiscal 2001 and throughout fiscal 2002. We have recently tightened our credit policies and procedures, however unanticipated charges may be incurred in future periods if economic conditions or the credit quality of individual customers further deteriorate.

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

In connection with our restructuring plans, we recorded charges of $51.2 million related to both restructuring activities and write-downs of intangible assets. These charges included costs of $18.2 million associated with workforce reductions, consolidation of excess facilities, contract settlements and tangible asset impairments. These charges also included $33.0 million related to the impairment of previously recorded goodwill and other purchased intangible assets.

Employee severance and related benefit costs for approximately 200 terminated employees totaled approximately $3.8 million. The workforce reduction was primarily in the United States, Canada and the United Kingdom and extended across all geographical segments and business units. As at June 30, 2002, we had made cash payments to terminated employees of $3.5 million.

We incurred non-cash charges of $5.1 million in fiscal 2002 related to asset impairments for certain capital assets that were either abandoned during the year or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts of the related assets. The impairment of these assets was directly related to the restructuring initiatives implemented during the year.

Charges of $5.6 million were incurred in fiscal 2002 for remaining lease commitments, net of expected sublease income, and other costs related to facilities made redundant as a result of the workforce reduction and the discontinuance of previous expansion plans. Redundant facilities included certain corporate facilities, sales offices and research and development centers in North America and Europe. As at June 30, 2002, we had paid $1.3 million associated with these charges.

We recorded charges of $3.7 million in fiscal 2002 for contract settlement costs including penalties expected to be incurred due to our withdrawal from certain purchase and partner contracts. These charges also include the write-off of certain unrecoverable expenses related to non-refundable prepaid costs associated with conferences that we subsequently decided not to participate in and certain non-refundable marketing costs related to advertising programs that we cancelled pursuant to the restructuring plans. The cash portion of these charges totaled $0.8 million, of which $0.4 million was paid prior to June 30, 2002.

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

To determine the impairment loss for goodwill, we determined the fair value of our recorded intangible assets using a business enterprise methodology that included a terminal value assigned to the related entities. This value was then compared to the carrying value, and if less, the difference represented the impairment to be recorded. The assumptions supporting the estimated future cash flows, including the estimated terminal values, reflect management’s best estimates. It is possible that the estimates and assumptions used under this assessment may change in the short term, resulting in the need to further write down the goodwill and other long-lived assets. In addition, it is possible that we may have additional reductions in goodwill in future periods.

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

Amortization of Goodwill and Acquired Intangibles

Amortization of goodwill was $15.7 million and $22.4 million for the years ended June 30, 2002 and 2001, respectively. Amortization of acquired intangibles was $488,000 and $622,000 for the years ended June 30, 2002 and 2001, respectively. The decreases resulted from a $33.0 million charge recorded in the quarter ended December 31, 2001 for the impairment of goodwill and other acquired intangible assets. Amortization for the year ended June 30, 2002 is comprised of amortization for additions to goodwill and acquired intangibles related to acquisitions that totaled $15.1 million and $58.1 million for fiscal 2001 and 2000, respectively.

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

QUARTERLY RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

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

Quarterly results of operations, expressed in United States dollars; all amounts in thousands:

	Three months ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2003	2003	2002	2002	2002	2002	2001	2001

REVENUES:
License	$5,131	$3,554	$7,017	$3,215	$8,849	$7,510	$6,870	$6,053
Services and maintenance	9,409	9,581	9,078	9,092	10,223	10,206	9,828	10,077

Total revenues	14,540	13,135	16,095	12,307	19,072	17,716	16,698	16,130

COST OF REVENUES:
License(1)	243	332	906	247	1,305	385	557	492
Services and maintenance(2)	4,626	5,003	4,719	5,346	5,443	5,025	7,521	5,968

Total cost of revenues	4,869	5,335	5,625	5,593	6,748	5,410	8,078	6,460

Gross profit	9,671	7,800	10,470	6,714	12,324	12,306	8,620	9,670

OPERATING EXPENSES:
Sales and marketing	5,361	5,414	7,080	9,056	8,803	8,734	10,476	13,404
Research and development	4,092	4,276	4,126	3,903	3,720	3,636	4,660	4,947
General and administrative	1,904	1,999	2,395	2,030	2,774	2,060	2,780	5,206
Restructuring costs and other charges(3)	419	—	8,596	—	1,364	—	47,878	1,925
Amortization of goodwill(4)	—	—	—	—	1,506	1,505	5,975	6,683
Amortization of acquired intangibles	125	206	24	24	88	88	156	156

Total operating expenses	11,901	11,895	22,221	15,013	18,255	16,023	71,925	32,321

Loss from operations	(2,230)	(4,095)	(11,751)	(8,299)	(5,931)	(3,717)	(63,305)	(22,651)
Other income (loss):
Interest and other income (loss)	(131)	(174)	94	(289)	245	345	481	218
Impairment and loss on sale of investments	(275)	—	(78)	—	(1,244)	—	—	—

	(406)	(174)	16	(289)	(999)	345	481	218

Loss before income taxes	(2,636)	(4,269)	(11,735)	(8,588)	(6,930)	(3,372)	(62,824)	(22,433)
Income tax expense (recovery)	221	18	16	163	60	(8)	180	154

Net loss	$(2,857)	$(4,287)	$(11,751)	$(8,751)	$(6,990)	$(3,364)	$(63,004)	$(22,587)

NOTES:

(1)	Cost of revenues — License for three months ended June 30, 2002 includes $0.8 million of costs related to the withdrawal from certain purchase contracts.

(2)	Cost of revenues — Services and maintenance for three months ended December 31, 2001 includes $1.6 million of costs related to the withdrawal from certain partner contracts.

(3)	Restructuring costs and other charges for the three months ended December 31, 2001 includes $33.0 million of costs related to the impairment of goodwill associated with the acquisitions of Exactium Ltd., Simba Digital Technologies Inc., Software Spectrum CRM, Inc. and Project One Business Technologies Inc. See note 3 of the notes to the consolidated financial statements for further description of the restructuring costs and other charges recorded in fiscal 2003 and 2002.

(4)	Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and other Intangible Assets, and accordingly no longer amortize goodwill. See notes 1 and 6 of the notes to consolidated financial statements for further explanation of the impact of SFAS 142.

Quarterly results of operations on a percentage of revenue basis:

	Three months ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2003	2003	2002	2002	2002	2002	2001	2001

REVENUES:
License	35%	27%	44%	26%	46%	42%	41%	38%
Services and maintenance	65%	73%	56%	74%	54%	58%	59%	62%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

COST OF REVENUES:
License	2%	3%	6%	2%	7%	2%	3%	3%
Services and maintenance	32%	38%	29%	43%	28%	29%	45%	37%

Total cost of revenues	34%	41%	35%	45%	35%	31%	48%	40%

Gross profit	66%	59%	65%	55%	65%	69%	52%	60%

OPERATING EXPENSES:
Sales and marketing	37%	41%	44%	74%	46%	49%	63%	83%
Research and development	28%	33%	26%	32%	20%	21%	28%	31%
General and administrative	13%	15%	15%	17%	15%	12%	17%	32%
Restructuring costs and other charges	3%	—	53%	—	7%	—	287%	12%
Amortization of goodwill	—	—	—	—	8%	8%	36%	41%
Amortization of acquired intangibles	1%	2%	—	—	—	—	1%	1%

Total operating expenses	82%	91%	138%	123%	96%	90%	432%	200%

Loss from operations	(16%)	(32%)	(73%)	(68%)	(31%)	(21%)	(380%)	(140%)
Other income (loss):
Interest and other income (loss)	(1%)	(1%)	1%	(2%)	1%	2%	3%	1%
Impairment and loss on sale of investments	(2%)	—	(1%)	—	(6%)	—	—	—

	(3%)	(1%)	—	(2%)	(5%)	2%	3%	1%

Loss before income taxes	(19%)	(33%)	(73%)	(70%)	(36%)	(19%)	(377%)	(139%)
Income taxes	1%	—	—	1%	1%	—	1%	1%

Net Loss	(20%)	(33%)	(73%)	(71%)	(37%)	(19%)	(378%)	(140%)

For the year ended June 30, 2003 we experienced lower revenues related primarily to decreased license sales as a result of the continued economic slowdown and reduction in corporate capital budgets. In the quarter ended September 30, 2002, we experienced contract losses with some customers due to customer concerns over the rapid decline of our stock price in the latter half of September 2002. In the quarter ended March 31, 2003, we experienced decreased license revenues, primarily due to continued economic and geopolitical uncertainty, which was compounded by the start of the invasion of Iraq by the U.S. and Britain. In addition, a pattern of reduced buying by European customers during July and August has resulted in lower European license revenues in the quarters ended September 30.

The decrease in operating expenses, excluding restructuring costs and other charges, beginning in the quarter ended December 31, 2001 is a result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans as well as increased operating efficiencies and decreased commissions due to lower sales. These costs are expected to further decrease as a result of corporate restructuring undertaken in the first quarter of fiscal 2004. We will continue to examine the level of sales and marketing costs based on revenue projections.

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

LIQUIDITY AND CAPITAL RESOURCES

	As at and for the years ended June 30,

	2003	2002	% Change

Cash, cash equivalents, and short-term investments	$18,890	$41,283	(54%)
Working capital (deficit)	(2,845)	23,572	(112%)
Net cash provided by (used in):
Operating activities	(24,156)	(24,322)	(1%)
Investing activities	12,143	30,784	(61%)
Financing activities	(82)	613	(113%)
Days sales outstanding (DSO)	52	53

Cash and cash equivalents consists of highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less. Short-term investments consist of money market instruments with maturities of less than one year. As of June 30, 2003, we had $8.2 million in cash and cash equivalents and $10.7 million in short-term investments. Our cash, cash equivalents and short-term investments decreased to $18.9 million as of June 30, 2003 from $41.3 million as of June 30, 2002. Our working capital decreased to a deficit of $(2.8) million at June 30, 2003 from $23.6 million at June 30, 2002.

Our accounts receivable at June 30, 2003, were 52 days of sales outstanding, which is below our target range of 75 to 85 days. Days of sales outstanding decreased because of our improved collection procedures.

As of June 30, 2003, our principal obligations consisted of restructuring-related liabilities of $8.5 million (including costs assumed on acquisition), of which $4.8 million is expected to be paid within the next 12 months, trade payables of $6.9 million, accrued compensation payable of $3.7 million and accrued liabilities of $3.8 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets. The majority of our accounts payable, compensation payable and accrued liabilities at June 30, 2003 will be settled during the first quarter of fiscal 2004 and will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the period.

As of June 30, 2003, our future fixed commitments for cash payments related primarily to obligations under non-cancelable operating and capital leases. We lease facilities under non-cancelable operating leases expiring between 2004 and 2012 and certain equipment under non-cancelable operating and capital leases expiring in 2004. Future minimum lease payments and other future fixed commitments are as follows:

	Total	< 1 year	1-3 years	3-5 years	> 5 years

Capital leases and long term debt	$2,355	$1,751	$604	$—	$—
Restructuring liabilities	6,659	3,461	2,405	793	—
Operating leases
(excluding amounts charged to restructuring)	30,250	4,726	6,995	4,674	13,855

Total cash obligations	$39,264	$9,938	$10,004	$5,467	$13,855

On December 30, 2002, we signed a credit agreement with a U.S. based bank. This agreement provided us with a $7.0 million credit facility and was secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to the Company’s general intangibles. Direct borrowings would bear interest at prime rate plus 0.50%. The agreement required that we maintain the following two covenants: (a) a maximum net loss for the quarter ending September 30, 2003 of $3.0 million and (b) a minimum qualified cash balance of $10.0 million. Upon violation of the maximum net loss covenant, the borrowing base would be restricted to the lesser of $7.0 million and 80% of eligible U.S. and Canada accounts receivable. Upon a violation of the minimum cash covenant, all outstanding letters of credit would be secured by cash collateral and all the outstanding borrowings would be immediately repaid. As at June 30, 2003, we had issued standby letters of credit totaling $6.8 million under the facility, and were in compliance with all associated covenants.

On August 15, 2003, we amended the credit agreement with the U.S. based bank to revise the balances pertaining to the covenants: (a) the maximum net loss for the quarter ending September 30, 2003 was decreased to $2.0 million and (b) the minimum qualified cash balance was decreased to $7.6 million. Also, the maximum borrowing base was decreased to $6.0 million; all other provisions remain in effect.

We currently do not expect that we will violate the minimum qualified cash covenant, however in the event that our revenues for the quarter ending September 30, 2003 are at the low range of our forecast, it is possible that the maximum net loss covenant will be violated. In this scenario, in accordance with the loan agreement, the violation will be immediately automatically waived, and the borrowing base will be restricted to the lesser of $6.0 million and 80% of eligible U.S. and Canada accounts receivable. If the amount of outstanding letters of credit is greater than the borrowing base, we will be required to post restricted pledged cash for the deficiency. Any restricted pledged cash amount will be counted toward the minimum qualified cash balance.

On December 24, 2002, we amended our existing credit agreement with a Canadian based bank. Under the amended agreement, the facility was limited to the amount of outstanding letters of credit totaling $5.9 million and was secured by back-to-back letters of credit. As at June 30, 2003, the Company was in compliance with all associated covenants. On August 2, 2003, all letters of credit outstanding under this facility expired and the facility was effectively terminated.

Net cash used in operating activities was $24.2 million and $24.3 million for the years ended June 30, 2003 and 2002, respectively. The operating cash outflows in 2003 were primarily the result of our operating loss adjusted for non-cash depreciation, amortization and restructuring charges, and net cash provided by operating assets and liabilities. The operating cash outflows in 2002 were primarily the result of our operating loss adjusted for non-cash depreciation, amortization, impairment and restructuring charges, and net cash provided by operating assets and liabilities.

Net cash provided by investing activities was $12.1 million and $30.8 million during the years ended June 30, 2003 and 2002, respectively. The decrease was primarily related to lower proceeds from the sales and maturities of short-term investments; we received $10.3 million and $34.5 million in proceeds during the year ended June 30, 2003 and 2002, respectively. Capital expenditures totaled $1.7 million and $1.2 million for the years ended June 30, 2003 and 2002, respectively. During the year ended June 30, 2003 we completed the acquisition of MarketFirst Software, Inc. and acquired net cash of $2.5 million. During the year ended June 30, 2002 we received proceeds of $1.3 million from the sale and leaseback of assets.

Net cash used in financing activities was $82,000 for the year ended June 30, 2003 as compared to net cash provided by financing activities of $613,000 in 2002. For fiscal years 2003 and 2002, the cash inflows from financing activities consisted primarily of net proceeds of $294,000 and $978,000, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company’s employee stock purchase plan. These inflows were wholly offset in fiscal 2003 and partially offset in fiscal 2002 by the repayment of capital lease obligations.

If we are unable to maintain compliance with our bank loan covenants in the future, our liquidity could be limited and our business, financial condition and operating results could be materially harmed.

Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that, with the expense reduction efforts instituted in fiscal 2003 and in the first quarter of fiscal 2004, existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 18 months. However, due to the potential effect that lower cash balances could have on our sales, we may seek additional funds in the future through public or private equity financing, corporate mergers or acquisitions, or from other sources to fund our operations and pursue our growth strategy. Should our results for subsequent quarters fall below the results we achieved in the fourth quarter of 2003, we may need to take action to restructure our operations to preserve our cash. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in the Company. To the extent that we require financing and are unable to obtain it, we would be forced to significantly curtail our operations.

Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting for and Disclosure of Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. We have applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We believe that we have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We will adopt the provisions of SFAS No. 150 on July 1, 2003. We do not expect that the adoption of this Statement will have a material impact on our results of operations and financial position.

Off-Balance Sheet Arrangements

As at June 30, 2003, we were not party to any reportable off-balance sheet arrangements.

AUDIT COMMITTEE

Pivotal has an Audit Committee of the Board of Directors, the charter of which is to oversee the activities of management and our external auditors as they relate to the financial reporting process. Currently, the Audit Committee is comprised of Jeremy Jaech,

Steven Gordon and Howard Gwin. In particular, the Audit Committee’s role includes ensuring that management properly develops and adheres to a sound system of internal controls.

In fulfilling their responsibilities, the Audit Committee conducted regular, quarterly meetings with our external auditors. In these meetings, the Audit Committee discussed with management and our external auditors the quality and acceptability of accounting policies and significant transactions or issues encountered during the period. In addition, the Audit Committee met with our external auditors independent of management to provide for independent and confidential assessment of management and the internal controls as they relate to the quality and reliability of our financial statements. In the year ended June 30, 2001, we adopted an Audit Committee Charter as required by the Nasdaq Stock Exchange, Inc. in compliance with the Nasdaq Stock Exchange, Inc.’s Marketplace Rules. We are committed to supporting this process and the Audit Committee in fulfilling their role of ensuring the integrity of our internal controls and financial reporting.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The investment of cash is regulated by our investment policy of which the primary objective is the security of principal. Among other selection criteria, the investment policy states that the term to maturity of investments cannot exceed one year in length. We invest our cash in a variety of short-term financial instruments, including government bonds, commercial paper and money market instruments. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. These investments are typically denominated in U.S. dollars. Cash balances in foreign currencies are operating balances and are only invested in demand or short-term deposits of the local operating bank. We do not use derivative financial instruments in our investment portfolio.

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

While interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. Based on analysis of our balances as of June 30, 2003, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operation, or cash flows.

FOREIGN CURRENCY RISK

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign exchange rates. The majority of our sales are denominated in U.S. dollars, the functional currency of our domestic and foreign operations and the currency in which we report our financial statements. We also conduct a portion of our sales in currencies other than the U.S. dollar, including the British pound and Euro.

We are exposed to foreign exchange fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. All translation gains and losses are included in the determination of net income (loss). As exchange rates vary, these results when translated may impact our overall expected financial results. We also have exposure to foreign currency rate fluctuations when we translate cash from one currency into another to fund operational requirements. In addition, we have exposure to the change in rates as the result of timing differences between expenses being incurred and paid. As exchange rates vary, we may experience a negative impact on financial results.

We incur the majority of our research and development, customer support, and administrative expenses in Canadian dollars. In fiscal 2003, approximately 28% of our total expenses were denominated in U.S. dollars, 16% in Euros, 13% in British pounds and 38% in Canadian dollars. In fiscal 2003, approximately 69% of our revenue was denominated in U.S. dollars, 17% in Euros, 13% in British pounds and less than 1% in Canadian dollars. These percentages fluctuate with exchange rates, business operating changes and cash flow versus expense patterns. We have evaluated our exposure to these risks and have determined that while we have a degree of exposure to the Euro and British pound, our most significant operating exposure to foreign currencies at this time is to the Canadian dollar. The strengthening of the Canadian dollar has negatively affected our operating results. For fiscal 2003, a 10% increase in the Canadian dollar relative to the U.S. dollar would have increased our expenses by approximately 4%.

To minimize the risk associated with the effects of certain foreign currency exposures, in particular with transactions originating in Canadian dollars, we occasionally use foreign currency forward exchange contracts. We do not use forward contracts for trading or speculative purposes. We do not designate these forward contracts to be hedging instruments. Therefore, all gains or losses resulting from the change in fair value of these contracts have been included in earnings (loss) in the current period. In addition to the use of forward contracts, from time to time we may also purchase Canadian dollars in the open market and hold these funds in order to satisfy forecasted operating needs in Canadian dollars for the next operating period, which is generally limited to six months or less.

At June 30, 2003 and June 30, 2002, we had no outstanding currency forward exchange contracts. During the year ended June 30, 2003, we recorded a foreign exchange loss of $743,000 compared to a gain of $162,000 during the year ended June 30, 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of
Pivotal Corporation

We have audited the accompanying consolidated balance sheets of Pivotal Corporation and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Pivotal Corporation as of June 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

On July 23, 2003, we reported separately to the shareholders of Pivotal Corporation on the consolidated financial statements for the same periods, audited in accordance with Canadian generally accepted auditing standards and prepared in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Vancouver, Canada
July 23, 2003

PIVOTAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars; all amounts in thousands)

	June 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,227	$20,322
Short-term investments	10,663	20,961
Accounts receivable, net	8,248	11,100
Prepaid expenses and other	3,526	2,546

Total current assets	30,664	54,929
Property and equipment, net	3,083	4,201
Goodwill	9,941	7,308
Acquired intangibles, net	655	324
Other assets	973	1,883

Total assets	$45,316	$68,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,929	$16,787
Current portion of accrued restructuring costs	3,554	1,923
Current portion of restructuring costs assumed on acquisition	1,270	—
Deferred revenue	13,275	12,327
Current portion of obligations under capital leases and long-term debt	481	320

Total current liabilities	33,509	31,357

Non-current portion of accrued restructuring costs	3,105	3,082
Non-current portion of restructuring costs assumed on acquisition	567	—
Non-current portion of obligations under capital leases and long-term debt	37	423

Total liabilities	37,218	34,862
Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred shares, undesignated, no par value: authorized shares — 20,000; no shares issued and outstanding	—	—
Common shares and additional paid-in capital, no par value:
authorized shares — 200,000; issued and outstanding shares — 25,717 and 24,096 at June 30, 2003 and 2002, respectively	179,932	178,084
Deferred share-based compensation	—	(23)
Accumulated other comprehensive loss	—	(90)
Accumulated deficit	(171,834)	(144,188)

Total shareholders’ equity	8,098	33,783

Total liabilities and shareholders’ equity	$45,316	$68,645

See accompanying Notes to the Consolidated Financial Statements.

PIVOTAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars; all amounts in thousands except per share data)

	Years ended June 30,

	2003	2002	2001

Revenues:
License	$18,917	$29,282	$58,510
Services and maintenance	37,160	40,334	37,644

Total revenues	56,077	69,616	96,154

Cost of revenues:
License	1,728	2,739	3,800
Services and maintenance	19,694	23,957	21,030

Total cost of revenues	21,422	26,696	24,830

Gross profit	34,655	42,920	71,324

Operating expenses:
Sales and marketing	26,911	41,417	51,230
Research and development	16,397	16,963	18,750
General and administrative	8,328	12,820	13,567
Restructuring costs and other charges	9,015	51,167	—
Amortization of goodwill	—	15,669	22,440
Amortization of acquired intangibles	379	488	622

Total operating expenses	61,030	138,524	106,609

Loss from operations	(26,375)	(95,604)	(35,285)
Other income (loss):
Interest and other income (loss)	(500)	1,289	3,333
Impairment and loss on sale of investments	(353)	(1,244)	—

	(853)	45	3,333

Loss before income taxes	(27,228)	(95,559)	(31,952)
Income taxes	418	386	503

Net loss	$(27,646)	$(95,945)	$(32,455)

Loss per share
Basic and diluted	$(1.10)	$(3.99)	$(1.40)

Weighted average number of shares used to calculate loss per share:
Basic and diluted	25,120	24,039	23,173

See accompanying Notes to the Consolidated Financial Statements.

PIVOTAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in United States dollars; all amounts in thousands)

	Common Shares and
	Additional Paid-in			Accumulated		Total
	Capital		Deferred	Other		Shareholders'
			Share-based	Comprehensive	Accumulated	Equity
	Shares	Amount	Compensation	Loss	Deficit	(Deficit)

Balance, June 30, 2000	22,057	$112,078	$(193)	$—	$(15,788)	$96,097
Comprehensive loss:
Net loss	—	—	—	—	(32,455)	(32,455)
Unrealized loss on marketable investments	—	—	—	(203)	—	(203)

Total comprehensive loss						(32,658)

Tax benefit from employee stock options	—	876	—	—	—	876
Issuance of common shares on exercise of stock options	506	3,109	—	—	—	3,109
Issuance of common shares related to Employee Stock Purchase Plan	72	1,440	—	—	—	1,440
Acquisitions	298	7,404	—	—	—	7,404
Amortization of deferred share-based compensation	—	—	112	—	—	112
Compensation related to stock options	—	65	—	—	—	65
Issuance of common shares on equity financing, net of offering costs	1,000	51,756	—	—	—	51,756

Balance, June 30, 2001	23,933	$176,728	$(81)	$(203)	$(48,243)	$128,201
Comprehensive loss:
Net loss	—	—	—	—	(95,945)	(95,945)
Write-down related to other-than-temporary declines in the value of marketable investments previously recognized in other comprehensive loss	—	—	—	348	—	348
Realized loss on marketable investments previously recognized in other comprehensive loss	—	—	—	23	—	23
Unrealized loss on marketable investments	—	—	—	(258)	—	(258)

Total comprehensive loss						(95,832)

Tax benefit from employee stock options	—	378	—	—	—	378
Issuance of common shares on exercise of stock options	51	76	—	—	—	76
Issuance of common shares related to Employee Stock Purchase Plan	112	902	—	—	—	902
Amortization of deferred share-based compensation	—	—	58	—	—	58

Balance, June 30, 2002	24,096	$178,084	$(23)	$(90)	$(144,188)	$33,783
Comprehensive loss:
Net loss	—	—	—	—	(27,646)	(27,646)
Realized loss on marketable investments previously recognized in other comprehensive loss	—	—	—	90	—	90

Total comprehensive loss						(27,556)

Issuance of common shares on exercise of stock options	12	9	—	—	—	9
Issuance of common shares related to Employee Stock Purchase Plan	205	285	—	—	—	285
Issuance of common shares in connection with acquisition earn-outs	679	1,235	—	—	—	1,235
Issuance of common shares on acquisition of MarketFirst Software, Inc. (note 2)	725	319	—	—	—	319
Amortization of deferred share-based compensation	—	—	23	—	—	23

Balance, June 30, 2003	25,717	$179,932	$—	$—	$(171,834)	$8,098

See accompanying Notes to the Consolidated Financial Statements.

PIVOTAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars; all amounts in thousands)

	Years ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(27,646)	$(95,945)	$(32,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,047	4,145	4,556
Amortization of goodwill	—	15,669	22,440
Amortization of acquired intangibles	379	488	622
Amortization of deferred share-based compensation	23	58	112
Loss on disposal of other assets	78	1,244	—
Non-cash restructuring costs	882	7,975	—
Non-cash costs related to cost of licenses	—	783	—
Impairment of goodwill and other purchased intangible assets	—	32,987	948
Tax benefit from employee stock option plans	—	378	876
Non-cash share-based compensation expense	—	—	65
Change in operating assets and liabilities	81	7,896	(1,368)

Net cash used in operating activities	(24,156)	(24,322)	(4,204)

Cash flows from investing activities:
Sales, maturities and (purchases) of short-term investments, net	10,298	34,507	(24,680)
Sales (purchases) of long-term investments	898	250	(1,544)
Sales (purchases) of other assets	120	(4,039)	(4,732)
Acquisition of businesses, net of cash acquired (note 2)	2,515	—	(5,682)
Purchase of property and equipment	(1,704)	(1,211)	(6,833)
Proceeds on disposal of property and equipment	16	—	—
Proceeds from sale and leaseback of assets	—	1,277	—

Net cash provided by (used in) investing activities	12,143	30,784	(43,471)

Cash flows from financing activities:
Repayment of obligations under capital lease	(376)	(365)	(118)
Proceeds from issuance of common shares	294	978	4,550
Net proceeds from equity financing	—	—	51,756

Net cash (used in) provided by financing activities	(82)	613	56,188

Net (decrease) increase in cash and cash equivalents	(12,095)	7,075	8,513
Cash and cash equivalents, beginning of year	20,322	13,247	4,734

Cash and cash equivalents, end of year	$8,227	$20,322	$13,247

Supplemental cash flow disclosure:
Income taxes (recovered) paid	$208	$316	$(132)

Interest paid	$21	$23	$10

Supplemental non-cash investing and financing disclosure:
Issuance of common shares and options on acquisitions	$319	$—	$7,404

See accompanying Notes to the Consolidated Financial Statements.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Pivotal Corporation develops customer relationship management software and, together with its partners, provides its software and related business consulting services to medium-sized businesses and divisions of large businesses worldwide. Pivotal’s software products enable companies to acquire, serve, and manage customers efficiently and intelligently and help them to manage collaborative relationships between customers, business partners and employees.

Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Pivotal and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, the accounting for doubtful accounts, the determination of fair value of acquired intangible assets and goodwill, depreciation and amortization, asset impairments, income taxes, restructuring charges and contingencies. Actual results may differ from those estimates.

Revenue Recognition

Pivotal generates revenues through two sources: (i) license revenues and (ii) services and maintenance revenues. The Company recognizes revenue in accordance with accounting standards for software companies including Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-4, SOP 98-9, and related interpretations including Technical Practice Aids.

License revenues are normally generated from licensing with end-users, value-added resellers (VARs) and, to a lesser extent, through distribution of third-party products. When software licenses are sold indirectly to end-users through VARs, Pivotal recognizes as revenue only the net fee receivable from the VARs upon sell-through to the end-customer. When software licenses are sold incorporating third-party software products or sold with third-party products that complement its software, Pivotal recognizes as revenue the gross amount of sales of third-party product. The recognition of gross revenue is in accordance with criteria established in Emerging Issues Task Force Issue (EITF) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent: the Company is ultimately responsible for the fulfillment and acceptability of the products purchased, has full latitude in establishing pricing and assumes all credit and general inventory risks.

Revenues from software license agreements are recognized upon delivery of the software if persuasive evidence of an arrangement exists, collection of the fee is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to individual elements of a multiple element arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. Pivotal defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for each respective element. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Pivotal’s agreements with its customers and resellers do not contain product return rights. If the fee is not fixed or determinable due to the existence of extended payment terms, revenue is recognized periodically as payments become due, provided all other conditions for revenue recognition are met.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Services and maintenance revenues are generated from the provision of consulting services, education services, hosting services and maintenance and support services. Consulting revenues are related to implementation services provided under separate service arrangements with Pivotal’s customers and are primarily performed on a time and materials basis. Revenues from consulting services are recognized when the time and expenses are incurred and become billable to the customer. Revenues from education services are recognized as services are provided to the customer. Hosting and maintenance and support revenues are recognized ratably over the term of the contract, typically one year. On occasion, the Company utilizes third-party consultants to assist in implementations or installations originated by the Company. In these cases, in accordance with criteria established in EITF 99-19 (as described above), the revenue for these implementations and installations is typically recognized on a gross basis. In these cases, the Company ultimately manages the engagements where third-party consultants are used; the consultants are directly managed and supervised by the Company.

If a transaction includes both license and service elements, license fee revenues are recognized separately on delivery of the software, provided that the above criteria are met, payment of the license fee is not dependent on the performance of services, the services are not essential to the functionality of the product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent on acceptance of services, Pivotal defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

Concurrent and Nonmonetary Transactions

The Company’s customers include several of its suppliers and on occasion, the Company has purchased goods or services for the Company’s operations from these vendors at or about the same time the Company has licensed its software to these same organizations (a “Concurrent Transaction”). The Company accounts for Concurrent Transactions in accordance with APB No. 29, Accounting for Nonmonetary Transactions, and EITF No. 01-02, Interpretation of APB Opinion 29, collectively referred to as “APB 29”. Concurrent Transactions are separately negotiated, settled in cash, and recorded at terms the Company considers to be arm’s length.

Prior to recognizing any revenue from a Concurrent Transaction, the Company ensures that: (i) the transaction meets its standard revenue recognition policies, as discussed above; (ii) the transaction represents the culmination of the earnings process; and (iii) all goods or services purchased by the Company are necessary for its operations and are expected to be placed into service within a reasonable period after purchase. If the Concurrent Transaction meets these requirements, the Company records the revenue at Fair Value, as defined by APB 29. The Company determines Fair Value based on a comparison of cash transactions for its software that are of similar size and on similar terms as the Concurrent Transaction or the Fair Value of the goods or services purchased by the Company, whichever is more readily determinable.

Cost of Revenues

Cost of license revenues consists primarily of media, product packaging and shipping, documentation and other production costs, and third-party royalties. Cost of services and maintenance revenues consists primarily of salaries, benefits and allocated overhead costs related to consulting, training and other services personnel, as well as the cost of services provided by third-parties contracted by Pivotal to perform implementations or hosting. Overhead costs are comprised of facilities, communications and general office expenses and are allocated to departments based on headcount. In the years ended June 30, 2003, 2002 and 2001, third-party royalty costs totaled $1,639, $1,672, and $1,992, respectively.

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

Short-term Investments

In accordance with Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management classifies investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments classified as held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized against interest income over the life of the investment. Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains and losses on these investments, net of any related tax effect, are included as a separate component of shareholders’ equity.

Short-term investments consist of money market instruments with maturities of less than one year. As at June 30, 2003 and 2002, Pivotal’s short-term investments consisted solely of held-to-maturity investments and their carrying value was substantially the same as their market value.

Investments in Public Companies

At June 30, 2002, Pivotal held investments in publicly traded equity securities of companies in which its ownership interest was less than 20% of the voting rights and over which it did not exercise significant influence. During fiscal 2003, the Company disposed of its investments in public companies and recorded a loss on sale of $78. The investments had been included in other assets and had been recorded at fair value, which was determined based on quoted market prices. Net unrealized holding gains and losses were excluded from net loss and included in accumulated other comprehensive loss until such gains or losses were realized. If management determined that an investment’s decline in fair value was an other-than-temporary decline, an impairment charge was included in other income (loss). During the year ended June 30, 2002, Pivotal recorded a write-down of $848 related to other-than-temporary declines in the value of its investments in public companies.

Investments in Non-Public Companies

Pivotal has certain investments in non-publicly traded companies in which it has less than 20% of the voting rights and in which it does not exercise significant influence. These investments are included in other assets and are accounted for on a cost basis. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. The Company monitors these investments for factors indicating other than temporary impairment and takes a charge to net earnings (loss) when appropriate. This evaluation consists of a review of qualitative and quantitative factors by members of senior management, including a review of the investee’s financial condition, results of operations, operating trends and other financial ratios. The Company further considers the implied value from any recent rounds of private financing completed by the investee, as well as market prices of comparable public companies. During the year ended June 30, 2003 and 2002, respectively, Pivotal recorded charges of $275 and $375 related to the impairment in the value of investments in non-public companies.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

At June 30, 2003, Pivotal has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, long-term debt and investments in non-public companies. At June 30, 2002, in addition to the aforementioned financial instruments, Pivotal also had investments in public companies. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and the current portion of restructuring liabilities approximates their fair value based on their liquidity or based on their short-term nature. The fair value of Pivotal’s obligations under capital leases and long-term debt at June 30, 2003 and 2002 approximated their carrying value. The fair value of the non-current portion of restructuring liabilities is not readily determined.

At June 30, 2002, the fair values of investments in publicly traded companies were determined using quoted market prices for those securities. These were disposed of during fiscal 2003. The fair values of investments in non-publicly traded companies were not readily determinable. At June 30, 2003, these are fully provided for.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided using the following rates and methods:

Computer software	2-year straight-line
Computer hardware and equipment	30% declining balance or 3-year straight-line
Furniture and fixtures	20% declining balance

Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease, which is typically three to ten years, or the useful life of the related improvement.

Goodwill and Acquired Intangibles

The Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” (SFAS 141) and SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events.

The Company adopted SFAS 141 effective July 1, 2001 and SFAS 142 on a prospective basis on July 1, 2002. The adoption of SFAS 141 did not have an impact on Pivotal’s financial position, results of operations and cash flows for prior periods. There was no cumulative transition adjustment upon adoption of SFAS 142. SFAS 141 and SFAS 142 required the Company to perform the following as of December 31, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company reviewed the balances of goodwill and identifiable intangibles and determined that the Company was required to reclassify acquired intangibles related to assembled workforce, totaling $235, to goodwill. No amounts were reclassified from goodwill to acquired intangibles. The Company also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company completed the transitional goodwill impairment test and determined that the Company did not have a transitional impairment of goodwill.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Acquired Intangibles (Continued)

As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2002 for any period presented, and has ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2002. Prior July 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2002 acquisitions using the straight-line method over three years. Identifiable intangibles (acquired technology) are currently amortized using the straight-line method over the useful lives of the assets, ranging from 26 to 36 months.

Deferred Revenue

Deferred revenue primarily relates to license, service and maintenance agreements, which have been paid for by customers prior to the performance of those services or where all criteria for revenue recognition have not been satisfied. Typically, maintenance services will be provided in the next twelve months.

Impairment of Long-lived Assets

Long-lived assets, other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. In the years ended June 30, 2003, 2002 and 2001, Pivotal recorded impairment losses of $868, $38,833 and $948 respectively, related to long-lived assets having carrying values in excess of the cash flows expected to result from their disposal. The charge for fiscal 2002 included $5,846 related to impairments of capital assets and $32,987 related to the impairment of goodwill and other purchased intangible assets.

Research and Development Costs

Research and development costs consist primarily of software development costs, including those relating to payroll and benefits, material and services used in product development, and overhead, and are expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, provides for the capitalization of certain software development costs after technological feasibility of the software is established. Under Pivotal’s current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. No such costs have been capitalized because the impact of capitalizing such costs would not be material.

Concentration of Credit Risk

Financial instruments that potentially subject Pivotal to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are custodied with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Pivotal’s customer base is dispersed across many different geographic areas throughout North America, Europe, the Asia Pacific, and Latin America and consists of companies in a variety of industries. Pivotal performs ongoing credit evaluations of its customers and generally does not require collateral or other security to support credit sales. Pivotal provides an allowance for bad debts based on historical experience and specifically identified risks. During the years ended June 30, 2003, 2002 and 2001, no single customer accounted for more than 10% of revenues.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments

Pivotal’s use of derivative financial instruments is limited to short-term foreign currency forward exchange contracts also referred to as forward contracts, used from time to time to manage exposure related to certain Canadian currency transactions. Pivotal does not enter into derivative financial instruments for trading or speculative purposes. Pivotal identifies future Canadian currency commitments and occasionally enters into forward contracts to hedge exposure to fluctuations in the Canadian dollar. Gains and losses on forward contracts that are designated and effective as hedges of firm foreign currency commitments are recognized when the related transaction is recognized. Gains and losses not meeting the criteria for hedge accounting are recognized in operations in the current period. As of June 30, 2003 and June 30, 2002, Pivotal had no outstanding forward contracts.

Foreign Currency Translation

The functional currency of Pivotal and its foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in other than the U.S. dollar are translated using the exchange rates prevailing at the balance sheet date, and non-monetary assets are translated using the historical exchange rate at the time the asset was acquired. Revenues and expenses are translated using average exchange rates prevailing during the period. Gains and losses on the translation of transactions denominated in a foreign currency other than the U.S. dollar are included in the consolidated statements of operations.

Advertising

Pivotal expenses advertising costs as they are incurred. Advertising expense is included in sales and marketing expenses and amounted to $1,629, $1,157, and $1,305 in the years ended June 30, 2003, 2002, and 2001, respectively.

Restructuring-related Costs

The Company’s restructuring charges are comprised of (i) severance and associated employee termination costs related to the reduction of the Company’s workforce; (ii) lease termination costs and other costs associated with the consolidation of facilities, including the impairment of certain assets; and (iii) contract settlement costs including penalties expected to be incurred due to the Company’s withdrawal from certain purchase and partner contracts.

The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, in July 2002. SFAS 146 revises the accounting for exit and disposal activities under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires exit or disposal costs be recorded when they are incurred and can be measured at fair value. Commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most anticipated costs. The provisions of Statement 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002.

The Company adopted SFAS 146 effective January 1, 2003. During the quarter ended June 30, 2003, the Company recorded charges of $452 related to restructuring activities which has been accounted for in accordance with SFAS 146. The adoption of SFAS 146 did not impact the Company’s restructuring obligation recognized to December 31, 2002, as these obligations must continue to be accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance.

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

Share-based Compensation

Pivotal issues stock options to its employees and outside directors and provides employees the right to purchase its stock pursuant to stockholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company records deferred compensation charges related to its employee stock options in those situations where options are granted at an exercise price lower than the deemed fair value of the underlying common shares. These amounts are amortized as charges to operations over the vesting periods of the individual stock options. Deferred compensation expense of $473 was recorded during 1999 and was fully amortized over the four years ending June 30, 2003. No additional stock-based compensation expense is reflected in net loss for the years ended June 30, 2003, 2002 and 2001 as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

Pivotal applies the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Pursuant to these provisions, stock options and stock purchases are valued at the grant date using fair values as computed using the Black-Scholes valuation model and the resultant compensation expense is recognized ratably over the vesting period or the six-month purchase period. Had the Company accounted for its share-based compensation plans under the fair value method, the pro forma net loss and basic and diluted loss per share would have been as follows:

	Years Ended June 30,

	2003	2002	2001

Net loss, as reported	$(27,646)	$(95,945)	$(32,455)
Add: Deferred share-based compensation	23	58	112
Less: Total stock-based compensation expense determined under the fair value based method for all awards	(14,512)	(23,035)	(17,047)

Pro forma net loss	$(42,135)	$(118,922)	$(49,390)

Basic and diluted loss per share
As reported	$(1.10)	$(3.99)	$(1.40)
Pro forma	$(1.68)	$(4.95)	$(2.13)

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Any changes in the subjective assumptions can materially affect the fair value estimates. The fair value of the options granted and the employees’ stock purchase rights under the employee stock purchase program were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Years Ended June 30,

Employee and Director Stock Options	2003	2002	2001

Volatility factor of expected market price of Pivotal’s shares	123.0%	118.4%	121.2%
Dividend yield	—	—	—
Weighted average expected life of stock options	4.0 years	4.0 years	4.0 years
Risk free interest rates	2.5 - 3.0%	4.4%	5.0%
Weighted average fair value at grant date	$0.60	$4.35	$20.76

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based Compensation (Continued)

	Years Ended June 30,

Employee Stock Purchase Plan	2003	2002	2001

Volatility factor of expected market price of Pivotal’s shares	123.0%	118.4%	121.2%
Dividend yield	—	—	—
Weighted average expected life of stock options	0.5 years	0.5 years	0.5 years
Risk free interest rates	2.5 - 3.0%	4.4%	5.0%
Weighted average fair value at grant date	$0.47	$2.68	$6.79

Loss per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed using the weighted average number of common shares and, when dilutive, potential shares from stock options and redeemable convertible preferred shares, using the treasury method. Pivotal had a net loss for all periods presented herein, therefore none of the stock options outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation. Such reclassifications had no impact on the results of operations or shareholders’ equity for any year presented.

During fiscal 2002, the Company included $2,409 of charges related to the withdrawal from certain purchase and partner contracts in “Restructuring costs and other charges”. The Company has subsequently reclassified $783 to “Cost of revenues — License” and $1,626 to “Cost of revenues — Services and maintenance”.

Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Pivotal does not believe that the adoption of Issue 00-21 will have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting for and Disclosure of Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. Pivotal has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 15, 2002. The adoption of FIN 45 did not have a material impact on its consolidated financial position, results of operations or cash flows.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Pivotal believes that it has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely impacted.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Pivotal does not believe the adoption of SFAS No. 149 will have a material effect on its consolidated financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company will adopt the provisions of SFAS No. 150 on July 1, 2003. Pivotal does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

2.	BUSINESS COMBINATIONS

During the years ended June 30, 2003 and 2001, Pivotal completed the acquisitions described below which were accounted for using the purchase method of accounting. Pivotal did not complete any acquisitions during the year ended June 30, 2002. The results of operations of each acquisition were included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition.

Fiscal 2003

MarketFirst Software, Inc.

On October 23, 2002, Pivotal acquired 100% of MarketFirst Software, Inc. (MarketFirst), a privately-held company based in Mountain View, California that provides technology to help companies automate their marketing processes. MarketFirst’s marketing automation software extends the Pivotal software suite and expands Pivotal’s revenue opportunity with new and existing customers. Pivotal paid an aggregate purchase price of $584 consisting of 725 common shares and cash of $265.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

2.	BUSINESS COMBINATIONS (Continued)

The total consideration paid by Pivotal for MarketFirst, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

Identifiable assets acquired (including cash of $2,780)	$5,742
Liabilities assumed	(8,354)

Net identifiable liabilities acquired	(2,612)
Goodwill	2,250
Acquired intangibles	946

Purchase price	$584

Consideration
Cash	$265
Fair value of common shares issued	319

$584

The fair value of the common shares of Pivotal issued in connection with the acquisition was determined by taking an average closing price of the common shares for a short period just before and just after the terms of the transaction were agreed to by the parties and announced to the public.

Prior to the date of acquisition by Pivotal, MarketFirst implemented restructuring plans that included a reduction in headcount and facilities abandonment to align its expenses and revenue levels. The fair value of obligations related to this restructuring, which consist principally of facilities lease obligations and employee severance, were recorded as liabilities on the consolidated financial statements of Pivotal as at the date of the acquisition. Of the remaining balance of this restructuring liability of $1,837 at June 30, 2003, $1,270 will be paid over the next 12 month period, and the remaining balance of $567 will be paid over the associated lease terms, which range from one to two years.

The following table presents the unaudited pro forma results of operations for informational purposes assuming Pivotal acquired MarketFirst at the beginning of fiscal 2002.

	June 30,

	2003	2002

Total revenues	$58,022	$80,638
Net loss	$(36,466)	$(120,547)
Basic and diluted loss per share	$(1.44)	$(4.87)

The pro forma net loss for the years ended June 30, 2003 and 2002, respectively, includes $12,726 and $56,712 for MarketFirst’s restructuring costs and other charges, and charges of $0 and $1,268, for discontinued operations. This information may not necessarily be indicative of the future combined results of operations of Pivotal and MarketFirst.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

2.	BUSINESS COMBINATIONS (Continued)

Fiscal 2001

Ionysys Technology Corporation

On October 16, 2000, Pivotal acquired 100% of Ionysys Technology Corporation (Ionysys), a privately held company providing consulting and implementation services related to Internet solutions based in Vancouver, British Columbia. Pivotal paid an aggregate cash purchase price of $1,014 including acquisition related expenditures of $360.

Project One Business Technologies Inc.

On October 31, 2000, Pivotal acquired 100% of Project One Business Technologies Inc. (Project One), a privately held company providing consulting and implementation services specifically designed for the health care industry based in North Vancouver, British Columbia. Pivotal paid an aggregate purchase price of $1,364 consisting of 19 common shares and cash of $460, which includes acquisition related expenditures of $380.

The original agreement for the acquisition of Project One also provided for additional consideration to be paid based on achieving certain targets over the subsequent three years. As of June 30, 2003 Pivotal had paid a total of $437 in earn-out payments and accrued $507 related to expected additional consideration to be paid to the former owners of Project One. As of June 30, 2003, Pivotal issued 642 shares in connection with the acquisition of Project One and has recorded this as additional purchase price.

Software Spectrum CRM, Inc.

On December 5, 2000, Pivotal acquired 100% of Software Spectrum CRM, Inc. (Software Spectrum), a company based in Dallas, Texas, which delivers solutions and consulting expertise in multi-channel contact centers and customer relationship management to help organizations increase revenue and customer satisfaction. Pivotal paid an aggregate purchase price of $7,474 consisting of 138 common shares and cash of $1,925, which includes acquisition related expenditures of $1,175.

Inform Inc.

On June 22, 2001, Pivotal acquired 100% of Inform Inc. (Inform), a company located in Toronto, Ontario, which specializes in implementation services for the financial services industry. Pivotal paid an aggregate purchase price of $1,310 consisting of 45 common shares and cash of $359, which includes acquisition related expenditures of $266.

Other

Other acquisitions consist of asset acquisitions of implementation services businesses during the year ended June 30, 2001.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

2.	BUSINESS COMBINATIONS (Continued)

The total consideration, including acquisition costs, was allocated based on estimated fair values on the acquisition date as follows:

		Project	Software
	Ionysys	One	Spectrum	Inform	Other	Total

Identifiable assets acquired	$86	$62	$2,697	$1,374	$103	$4,322
Liabilities assumed	—	(1,008)	(2,534)	(2,022)	(413)	(5,977)

Net identifiable assets (liabilities) acquired	86	(946)	163	(648)	(310)	(1,655)
Goodwill	928	2,310	7,311	1,958	2,606	15,113

Purchase price	$1,014	$1,364	$7,474	$1,310	$2,296	$13,458

Consideration (excluding cash received of $372)
Cash	$1,014	$460	$1,925	$359	$2,296	$6,054
Fair value of common shares issued	—	904	5,549	951	—	7,404

	$1,014	$1,364	$7,474	$1,310	$2,296	$13,458

The fair value of the common shares of Pivotal issued in connection with the acquisitions was determined by taking an average closing price of the common shares for a short period just before and just after the terms of the transaction were agreed to by the parties and announced to the public.

Pro forma information

Unaudited pro forma results of operations assuming Pivotal had acquired Ionysys, Project One, Software Spectrum, Inform and Other at the beginning of the 2001 fiscal year have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

3.	RESTRUCTURING COSTS AND OTHER CHARGES

On July 9, 2003, the Company announced that it was undertaking a corporate restructuring to further reduce its cost structure. In the first quarter of fiscal 2004, Pivotal expects to incur restructuring charges in the range of $1,800 to $2,000 related to this initiative. Cost reductions will come from the transitioning to an exclusive partner model in non-profitable markets outside North America, the elimination of excess professional services resources and contractor costs, and the continued movement of non-core research and development functions to Pivotal’s subsidiary in India.

Fiscal 2003

During the year ended June 30, 2003, Pivotal implemented restructuring plans to align its cost structure with changing market conditions and resulting decreased short-term revenue expectations. In connection with these plans, Pivotal recorded a total restructuring charge of $9,048, of which $8,596 was recognized in the second quarter in accordance with EITF 94-3 and $452 was recognized in the fourth quarter in accordance with SFAS 146. The Company also adjusted downward the reserve relating to the fiscal 2002 restructuring initiatives by $33. The net restructuring costs charged to the Statement of Operations was $9,015 for the year ended June 30, 2003. During the year, the Company paid out $5,130 in connection with fiscal 2003 restructuring activities.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

3.	RESTRUCTURING COSTS AND OTHER CHARGES (Continued)

The following summarizes the activity for restructuring undertaken in the fourth quarter of fiscal 2003 and accounted for in accordance with SFAS 146:

		Excess
	Severance and	Facilities/Asset
	Benefits	Impairments	Total

Restructuring charges, three months ending June 30, 2003	$391	$61	$452
Cash payments	(2)	—	(2)
Non-cash portion	—	(40)	(40)

Reserve balances, June 30, 2003	$389	$21	$410

Current Portion	$389	$21	$410
Non-current Portion	—	—	—

	$389	$21	$410

Workforce reduction charges of $391 were related to the cost of severance and benefits associated with approximately 10 employees notified of termination during the three months ended June 30, 2003. The accrued balance of $389 is expected to be paid within the next six months. Excess facilities and asset impairment charges of $61 included of the net lease cost related to the closure of one of our offices abroad and the write down of computer and other equipment made redundant due to the restructuring.

The following summarizes the activity for restructuring undertaken in the second quarter of fiscal 2003 and accounted for in accordance with EITF 94-3 and other applicable pre-existing guidance:

		Excess	Contract
	Severance and	Facilities/Asset	Settlement
	Benefits	Impairments	Costs/Other	Total

Restructuring charges, three months ending December 31, 2002	$3,302	$4,842	$452	$8,596
Cash payments	(3,190)	(1,751)	(187)	(5,128)
Non-cash portion	—	(487)	(16)	(503)

Reserve balances, June 30, 2003	$112	$2,604	$249	$2,965

Current Portion	$112	$1,801	$229	$2,142
Non-current Portion	—	803	20	823

	$112	$2,604	$249	$2,965

Workforce reduction charges of $3,302 were related to the cost of severance and benefits associated with approximately 120 employees notified of termination during the three months ended December 31, 2002, across Pivotal’s sales, marketing, research and development, professional services and administrative departments.

Pivotal identified a number of leased office facilities that were no longer required. As a result, Pivotal recorded total lease costs of approximately $8,807. The costs primarily related to Pivotal’s future contractual obligations under operating leases. The remaining lease commitments will be paid over the respective lease terms through to 2008. Offsetting the total lease charge was approximately $4,452 in net expected sublease revenue. The estimated costs to exit the facilities, including expected sublease revenues, are based on available commercial rates and an estimate of the time required to sublet the facilities. The charge may be increased in future periods if further consolidations are required or if sublease income is less than expected. In addition, leasehold improvements located at the closed facilities and associated furniture and equipment were determined to be impaired and were written down to estimated realizable value, net of estimated disposal costs. The total write down of capital assets amounted to $487.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

3.	RESTRUCTURING COSTS AND OTHER CHARGES (Continued)

Contract settlement and other costs of $452 were comprised of the remaining commitments on operating lease contracts for computer and other equipment made redundant due to the restructuring activities. If additional contracts are cancelled in future periods, or if additional unforeseen costs are incurred in respect of current contracts, this charge may increase.

Fiscal 2002

During the year ended June 30, 2002, in response to the significant downturn in the North American and global economies, and the related impact on corporate capital spending, management approved an initial round of restructuring plans to align Pivotal’s cost structure with management’s revised revenue expectations. In connection with these plans, Pivotal recorded charges of $51,167 related to both restructuring activities and intangible asset writedowns. These charges included restructuring costs of $18,180 associated with workforce reduction, consolidation of excess facilities, contract settlements and tangible asset impairments. In addition, Pivotal recorded a charge of $32,987 related to the impairment of previously recorded goodwill and other purchased intangible assets. During the years ended June 30, 2003 and 2002, the Company paid out $1,349 and $5,200, respectively, in connection with restructuring activities initiated in fiscal 2002.

The following summarizes the activity for the restructuring undertaken during fiscal 2002:

				Impairment of
		Excess	Contract	Goodwill And
	Severance and	Facilities/Asset	Settlement	Other Purchased
	Benefits	Impairments	Costs/Other	Intangible Assets	Total

Restructuring charges, fiscal 2002	$3,751	$10,720	$3,709	$32,987	$51,167
Cash payments	(3,456)	(1,326)	(418)	—	(5,200)
Non-cash portion	—	(5,063)	(2,912)	(32,987)	(40,962)

Reserve balances, June 30, 2002	$295	$4,331	$379	—	$5,005
Cash payments	(228)	(1,029)	(92)	—	(1,349)
Non-cash portion	—	(338)	(1)	—	(339)
Adjustment to charge	—	(33)	—	—	(33)

Reserve balances, June 30, 2003	$67	$2,931	$286	—	$3,284

Current Portion	$—	$930	$72	—	$1,002
Non-current Portion	67	2,001	214	—	2,282

	$67	$2,931	$286	—	$3,284

Pivotal recorded workforce reduction charges of $3,751, related to severance and benefits to approximately 200 terminated employees. The workforce reductions were primarily in the United States, Canada and the United Kingdom and extended across all departments.

During 2002, Pivotal recorded charges of $10,720 related to the consolidation of facilities and impairment of certain assets. These charges included $5,846 of asset impairments for certain capital assets that were either abandoned during the period or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts of the related assets. The remainder of the charges related to the consolidation of facilities and represent remaining lease commitments, net of expected sublease income, and other costs related to the closure of certain corporate facilities, sales offices and research and development centers for activities that have been exited or restructured. The remaining lease commitments will be paid over the respective lease terms through to June 2008. The estimated costs to exit the facilities, including expected sublease revenues, are based on available commercial rates and an estimate of the time required to sublet the facilities.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

3.	RESTRUCTURING COSTS AND OTHER CHARGES (Continued)

During 2002, Pivotal recorded charges of $3,709 for contract settlement costs including penalties expected to be incurred due to Pivotal’s withdrawal from certain purchase and partner contracts. These charges also include the write-off of certain unrecoverable expenses related to non-refundable prepaid costs associated with marketing conferences that Pivotal subsequently decided not to participate in and certain non-refundable marketing costs related to advertising programs that Pivotal cancelled pursuant to the restructuring plans.

As part of Pivotal’s review of financial results during the year ended June 30, 2002, Pivotal performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its past acquisitions. The impairment assessment was performed due to changes in overall economic conditions that had negatively impacted Pivotal’s revenues and forecasted revenue growth rate. As a result, an impairment charge of $32,987 was recorded to reduce goodwill associated with acquisitions and other purchased intangibles to their estimated fair values. This impairment charge was primarily associated with the acquisitions of Exactium Ltd., Digital Conversations Inc. (formerly Simba Technologies Inc.), Software Spectrum CRM, Inc. and Project One Business Technologies Inc.

4.	ACCOUNTS RECEIVABLE

The components of accounts receivable at June 30, 2003 and 2002 are as follows:

	June 30,

	2003	2002

Trade accounts receivable	$10,372	$12,804
Less: Allowance for doubtful accounts	2,124	1,704

	$8,248	$11,100

5.	PROPERTY AND EQUIPMENT

The components of property and equipment at June 30, 2003 and 2002 are as follows:

	June 30,

	2003	2002

Computer software and equipment	$8,687	$8,113
Furniture and fixtures	2,843	2,786
Leasehold improvements	2,378	2,087

	13,908	12,986
Less: Accumulated depreciation	(10,825)	(8,785)

Net book value	$3,083	$4,201

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

6.	GOODWILL AND ACQUIRED INTANGIBLES

The changes in the carrying amount of goodwill during the year ended June 30, 2003 are as follows:

Balance as of June 30, 2002	$7,308
Reclassification of assembled workforce from acquired intangibles to goodwill	235
Earn-out payments to the shareholders of acquired companies	148
Goodwill related to MarketFirst acquisition	2,250

Balance as of June 30, 2003	$9,941

The components of acquired intangibles at June 30, 2003 and 2002 are as follows:

	June 30,

	2003	2002

Acquired technology	$1,236	$1,620
Less: accumulated amortization	581	1,296

Acquired intangibles, net	$655	$324

As of June 30, 2003, future amortization expense related to the acquired technology is as follows:

Year ending June 30, 2004	$437
Year ending June 30, 2005	218

Total	$655

Summarized below are the effects on net loss and net loss per share, if the Company had followed the amortization provisions of SFAS No. 142 for the years ended June 30, 2003, 2002 and 2001.

	June 30,

	2003	2002	2001

Net loss, as reported	$(27,646)	$(95,945)	$(32,455)
Adjustments:
Amortization of goodwill	—	15,669	22,440
Amortization of acquired intangibles	—	350	443

Pro forma net loss	$(27,646)	$(79,926)	$(9,572)

Basic and diluted net loss per share, as reported	$(1.10)	$(3.99)	$(1.40)
Basic and diluted net loss per share, pro forma	$(1.10)	$(3.32)	$(0.41)

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows:

	June 30,

	2003	2002

Accounts payable	$6,898	$9,084
Accrued compensation	3,727	3,287
Accrued acquisition costs	514	2,044
Other accrued liabilities	3,790	2,372

	$14,929	$16,787

8.	DEFERRED REVENUE

The components of deferred revenue at June 30, 2003 and 2002 are as follows:

	June 30,

	2003	2002

License fees	$128	$279
Maintenance	11,239	11,037
Training	566	586
Implementation	1,342	425

	$13,275	$12,327

9.	OBLIGATIONS UNDER CAPITAL LEASES AND LONG-TERM DEBT

Obligations under capital leases and long-term debt are as follows:

	June 30,

	2003	2002

Obligation under capital lease with an interest rate of 5%	$250	$500
Obligation under capital lease with an interest rate of 18%	103	173
Other obligations	165	70

	518	743
Less: Current portion	(481)	(320)

	$37	$423

As of June 30, 2003, future minimum lease payments for capital leases were $364, including $11 of imputed interest. As of June 30, 2003, the net book value of capital assets under capital lease was nil (June 30, 2002: $87).

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

10.	COMMITMENTS AND CONTINGENCIES

Credit Facilities

On December 30, 2002, Pivotal signed a credit agreement with a U.S. based bank. This agreement provides Pivotal with a $7,000 credit facility and is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to the Company’s general intangibles. Direct borrowings will bear interest at prime rate plus 0.50%. The agreement requires the Company to maintain the following two covenants: (a) a maximum net loss for the quarter ending September 30, 2003 of $3,000 and (b) a minimum qualified cash balance of $10,050. Upon violation of the maximum net loss covenant, the borrowing base is restricted to the lesser of $7,000 and 80% of eligible U.S. and Canada accounts receivable. Upon a violation of the minimum cash covenant, all outstanding letters of credit must be secured by cash collateral and all the outstanding borrowings must be immediately repaid. As at June 30, 2003, Pivotal had issued standby letters of credit totaling $6,808 under the facility, and was in compliance with all associated covenants.

On December 24, 2002, Pivotal amended its existing credit agreement with a Canadian based bank. Under the amended agreement, the facility is limited to the amount of outstanding letters of credit totaling $5,853 and is secured by back-to-back letters of credit. As at June 30, 2003, the Company was in compliance with all associated covenants. On August 2, 2003, all letters of credit outstanding under this facility expired and the facility was effectively terminated.

Lease Obligations

Pivotal leases office facilities under operating leases which generally require the Company to pay a share of operating costs, including property taxes, insurance and maintenance. Pivotal also leases certain equipment under operating leases.

Future minimum operating lease payments, inclusive of accrued restructuring costs, for the years ending June 30 pursuant to leases outstanding as of June 30, 2003 are as follows:

2004	$8,572
2005	5,401
2006	3,837
2007	2,773
2008	2,694
Thereafter	13,855

$37,132

Rent expense totaled approximately $4,887, $5,708, and $4,755 in the years ended June 30, 2003, 2002 and 2001, respectively.

Sale and Leaseback

During the year ended June 30, 2002, the Company completed the sale and leaseback of certain computer hardware and software to an unrelated third party for cash proceeds of $1,277. Upon execution of the sale and leaseback transactions, property costs of $3,619 and accumulated depreciation of $2,342 were removed from the Company’s books resulting in no net gain or loss. Future operating lease obligations under the associated lease agreements, which are included in the lease obligation figures above, are as follows: $569 in 2004, and $25 in 2005.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

10.	COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

Pivotal adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, during the quarter ended December 31, 2002. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for the standard indemnification and warranty provisions that are contained within its software license agreement, and give rise only to the disclosure requirements prescribed by FIN 45.

Pivotal provides a warranty to its customers that its software will perform substantially in accordance with documentation for a limited period following receipt of the software. The Company also indemnifies certain customers from third-party claims of intellectual property infringement relating to the use of its products. Historically, Pivotal has not incurred significant obligations under customer indemnification or warranty provisions and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

Legal Proceedings

The Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any pending legal matters will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

11.	STOCK-BASED COMPENSATION PLANS

Employee Stock Option Plan

Under the terms of the 1999 Pivotal Incentive Stock Option Plan, as amended (the “Plan”), the Board of Directors may grant incentive and non-qualified stock options to employees, officers, directors, independent consultants and contractors of Pivotal and subsidiaries, partnerships, and joint ventures including directors thereof. Generally, Pivotal grants stock options with exercise prices equal to the quoted market value of the common shares on the date of grant, as determined by the Board of Directors. Options generally vest over a four-year period, but the Board of Directors may provide for different vesting schedules in particular cases. Options generally expire ten years from the date of grant.

On October 25, 2000, Pivotal’s shareholders approved an amendment to the Plan that increased the maximum number of common shares reserved for issuance under the Plan by 1,500 common shares to 6,576 in order to ensure sufficient options are available to permit the Company to maintain its policy of granting options to employees.

On November 15, 2001, Pivotal’s shareholders approved changes to the Plan that increase the number of shares reserved for issuance pursuant to the Plan to 8,376 and amended the automatic increase on the first day of each fiscal year to equal 4% of the average number of common shares outstanding as used to calculate diluted earnings per share for the preceding year.

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

11.	STOCK-BASED COMPENSATION PLANS (Continued)

Employee Stock Option Plan (continued)

A summary of stock option activity and information concerning currently outstanding and exercisable options is as follows:

		Options Outstanding

			Weighted
	Options	Number of	Average
	Available	Common	Exercise Price
	for Grant	Shares	Per Share

Balances, June 30, 2000	1,384	2,647	$16.95
Options authorized	1,500	—	—
Options granted	(2,341)	2,341	26.34
Options exercised	—	(506)	6.14
Options cancelled	724	(811)	25.80

Balances, June 30, 2001	1,267	3,671	$22.87

Options authorized	1,800	—	—
Options granted	(4,196)	4,196	5.55
Options exercised	—	(51)	1.46
Options cancelled	2,117	(2,030)	20.24

Balances, June 30, 2002	988	5,786	$11.42

Options authorized	961	—	—
Options granted	(3,047)	3,047	0.76
Options exercised	—	(12)	0.65
Options cancelled	2,134	(2,134)	9.85

Balances, June 30, 2003	1,036	6,687	$7.07

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

11.	STOCK-BASED COMPENSATION PLANS (Continued)

Employee Stock Option Plan (continued)

The following tables summarize information concerning outstanding and exercisable options at June 30, 2003:

				Options Exercisable

			Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Exercise Prices	Number	Contractual	Price	Number	Price
per Share	Outstanding	Life (in years)	per Share	Exercisable	per Share

$ 0.08 - $ 0.68	396	6.0	$0.37	134	$0.21
$ 0.72	1,722	8.4	0.72	410	0.72
$ 0.75 - $ 3.91	1,563	8.6	2.66	484	3.17
$ 4.02 - $ 5.85	1,084	7.9	5.07	393	5.08
$ 6.15 - $ 9.44	1,049	7.8	7.83	500	7.94
$10.25 - $58.50	873	6.7	32.08	574	32.57

$ 0.08 - $58.50	6,687	7.9	$7.07	2,495	$10.63

Employee Stock Purchase Plan

On June 17, 1999, Pivotal’s shareholders approved the adoption of an employee stock purchase plan and authorized the issuance of up to 1,000 common shares under the plan with amendments as the Board of Directors of Pivotal may deem desirable. Under the employee stock purchase plan, a qualified employee may authorize payroll deductions of up to 10% of the employee’s compensation (as defined) to a maximum of $25 to purchase common stock at 85% of the lower of fair market value at the beginning or end of the related subscription period.

Common Shares Reserved for Future Issuance

Pivotal has reserved common shares as of June 30, 2003 as follows:

Exercise of stock options	7,723
Employee Stock Purchase Plan	541

8,264

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

12.	INCOME TAXES

Details of the income tax provision (recovery) are as follows:

	Years ended June 30,

	2003	2002	2001

Current
Canadian	$206	$44	$(547)
Foreign	212	342	1,050

	418	386	503
Deferred
Canadian	—	—	—

Income tax provision	$418	$386	$503

The reported income tax provision differs from the amount computed by applying the Canadian basic statutory rate to the loss before income taxes. The reasons for this difference and the related tax effects are as follows:

	Years Ended June 30,

	2003	2002	2001

Canadian basic statutory tax rate	39%	42%	45%

Expected income tax recovery	$(10,618)	$(40,135)	$(14,378)
Foreign tax rate differences	—	(92)	(137)
Goodwill amortization and other non-deductible expenses	176	20,316	10,087
Research and development tax credits	—	—	(470)
Benefit of losses not tax affected	9,400	14,833	3,407
Benefit of temporary differences not recognized	1,460	5,464	1,994

	$418	$386	$503

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

12.	INCOME TAXES (Continued)

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of Pivotal’s deferred tax assets and liabilities as of June 30, 2003 and 2002 are as follows:

	2003	2002

Deferred income tax assets
Net operating tax loss carry-forwards	$21,641	$14,870
Research and development expenses	976	424
Book and tax base differences on assets	5,115	3,423
Other	—	81

Total deferred income tax assets	27,732	18,798
Valuation allowance for deferred income tax assets	(27,732)	(18,798)

Net deferred income tax assets	—	—

Deferred income tax liabilities
Book and tax base differences on assets	—	—

Net deferred income tax liabilities included in accounts payable and accrued liabilities	$—	$—

Due to the uncertainty surrounding the realization of the deferred income tax assets in future income tax returns, Pivotal has a 100% valuation allowance against its deferred income tax assets. The net change in the total valuation allowance for the years ended June 30, 2003 and 2002 was a provision of $(8,934) and $(9,945), respectively.

As of June 30, 2003, Pivotal has tax loss carry-forwards of approximately $73,230 available to reduce future years’ income for tax purposes. These carry-forward losses expire at various dates between 2004 and 2023.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	Years ended June 30,

	2003	2002	2001

Unrealized loss on marketable investments	$—	$(90)	$(203)

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

14.	CHANGE IN OPERATING ASSETS AND LIABILITIES

The change in operating assets and liabilities was as follows:

	June 30,

	2003	2002	2001

Accounts receivable	$5,303	$14,261	$(9,156)
Prepaid expenses	(836)	(1,410)	(761)
Accounts payable and accrued liabilities	(3,871)	(8,537)	4,141
Accrued restructuring costs	67	5,065	—
Deferred revenue	(582)	(1,483)	4,408

	$81	$7,896	$(1,368)

15.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2001, Pivotal loaned Cdn $124 to its General Counsel and Secretary. This loan was non-interest bearing and unsecured. Pivotal’s General Counsel and Secretary resigned on August 15, 2003 and pursuant to an agreement dated May 29, 2002, repaid the outstanding loan balance of Cdn $82.

On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal’s Board of Directors on November 27, 2001. During the year ended June 30, 2003, Pivotal paid Mr. Lochhead a total of $47 pursuant to the agreement. The consulting agreement with Christopher Lochhead was terminated effective September 30, 2002.

During the year ended June 30, 2001, Pivotal loaned $250 to Vincent Mifsud, the previous Chief Operating Officer, Chief Financial Officer and Executive Vice President of Pivotal. This loan was made while Mr. Mifsud was still an officer of Pivotal, was non-interest bearing, and was secured by shares of a private company. During the year ended June 30, 2002, Mr. Mifsud left the employment of Pivotal and the shares being held as security were subsequently sold and the proceeds of the sale, $250, were paid to Pivotal as repayment in full of the loan balance.

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

Pivotal licenses and markets its products internationally. Pivotal attributes revenue among the geographical areas based on the location of the customers involved. The following table presents a summary of revenues by geographical region:

	Years ended June 30,

	2003	2002	2001

North America	$34,862	$36,722	$64,170
Europe, Middle East, Africa	17,406	25,818	23,661
Asia Pacific, Latin America	3,809	7,076	8,323

	$56,077	$69,616	$96,154

PIVOTAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars; all amounts in thousands except amounts per share)

16.	SEGMENTED INFORMATION (Continued)

The following table presents a summary of property and equipment by geographic region:

	June 30,

	2003	2002

Property and equipment
North America	$2,436	$2,877
Europe, Middle East, Africa	620	1,324
Asia Pacific, Latin America	27	—

	$3,083	$4,201

Schedule II — Valuation and Qualifying Accounts Years ended June 30, 2003, 2002 and 2001 (in thousands) Allowance for Doubtful Accounts

	Balance at	Additions	Write-offs,
	beginning of	charged to costs	net of	Balance at
Year	year	and expenses	recoveries	end of Year

2003	$1,704	800	380	$2,124
2002	$2,260	5,510	6,066	$1,704
2001	$740	3,312	1,792	$2,260

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act. During the fiscal year covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The directors of the Company are elected at each Annual General Meeting and hold office until the close of the next Annual General Meeting or until their successors are duly elected or appointed. The table below provides the names, ages, and positions with Pivotal of our executive officers and directors as of July 30, 2003:

NAME	AGE	POSITION

Kent Roger (Bo) Manning	45	President, Chief Executive Officer and a Director
Norman B. Francis	54	Chairman of the Board of Directors
Keith R. Wales	58	Director
Divesh Sisodraker	34	Chief Financial Officer
Jesper Andersen	40	Executive Vice President, Products
Robert Douglas	40	Executive Vice President, North American Sales and Operations
John O’Hara	45	Executive Vice President, EMEA
Joseph Dworak	38	Senior Vice President, North American Services
Jeremy A. Jaech	48	Director
Steven M. Gordon	44	Director
Christopher Lochhead	35	Director
Howard Gwin	45	Director
Eric Rosenfeld	46	Director

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

     NORMAN B. FRANCIS co-founded Pivotal in 1990 and has served a director since December 1990 and as President and Chief Executive Officer from December 1990 to August 2001. Mr. Francis’ experience prior to co-founding Pivotal includes co-founding Basic Software Group Inc., an accounting software company, in 1979. Mr. Francis served as Basic Software Group’s Vice President, Operations until the company was acquired by Computer Associates International, Inc., a software company, in 1985. Mr. Francis served as Vice President, Micro Products Division of Computer Associates International Inc. from 1985 to 1990. Mr. Francis is also a director of CREO Inc. Mr. Francis holds a Bachelor of Science degree in Computer Science from the University of British Columbia, Canada and is a Chartered Accountant.

     KEITH R. WALES co-founded Pivotal in 1990 and has served as a director since December 1990 and as Executive Vice President, Corporate Projects from January 2001 to May 2002. Mr. Wales also served as Chief Technical Officer from July 1999 through December 2000 and as Vice President, Research and Development from December 1990 through July 1999. Mr. Wales’ experience prior to co-founding Pivotal includes co-founding Basic Software Group Inc., an accounting software company, in 1979. Mr. Wales served as Basic Software Group’s Vice President, Research and Development until the company was acquired by Computer Associates International, Inc. in 1985. Mr. Wales served as Divisional Vice President, Research and Development of Computer Associates International, Inc. from 1985 to 1986. Mr. Wales holds a Bachelor of Science degree in Mathematics and a master’s of science degree in Computer Science from the University of British Columbia, Canada.

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

     JESPER ANDERSEN has served as Executive Vice President of Products since April 2002. Prior to joining Pivotal, Mr. Andersen served as Vice President of CRM Online Services at Oracle Corporation from August 1999 to March 2002. Mr. Andersen also served as a Senior Director of Development for Service Products in the Customer Relationship Management division at Oracle Corporation from May 1998 to July 1999. Prior to that, Mr. Andersen served as Development Director for Computer Resources International, Inc., the US subsidiary of a Danish Software Company from May 1996 to April 1998, and also as Sales Account Manager from October 1994 to April 1996. Prior to that Mr. Andersen served as a Software Developer and later as a Chief Architect and Software Development Manager at Computer Resources International A/S in Copenhagen, Denmark from September 1989 to January 1994. Mr. Andersen holds a Master’s Degree in Computer Science from Aalborg University, Denmark in 1986. Mr. Andersen resigned from his executive position on August 29, 2003.

     ROBERT DOUGLAS has served as Executive Vice President, North American Sales and Operation since October 2001. Prior to joining Pivotal, Mr. Douglas served as Vice President and General Manager of Siebel Systems Canada, Ltd. from August 1998 to October 2001. Prior to Siebel, Mr. Douglas served as Vice President, Central Canada of Oracle Corporation Canada Inc. from May 1997 to August 1998 and as Regional Manager from July 1995 to May 1997. Mr. Douglas is also a director of MKS, Inc. Mr. Douglas holds a bachelors’ degree in Business from McMaster University of Hamilton, Ontario. Mr. Douglas relinquished his executive position on July 31, 2003.

     JOHN EDWARD O’HARA has served as Executive Vice President, Europe, Middle East & Africa assuming full profit & loss responsibility for the region since June 2001. Prior to joining Pivotal, Mr. O’Hara served as Managing Director UK and North Europe for Lotus Development Corporation, a wholly owned subsidiary of IBM, from January 2000 to June 2001, which focused on e-business and e-collaboration solutions (software licenses and services) for the enterprise market. While with Lotus Corporation, Mr. O’Hara also served as EMEA Sales and Strategy Director from January 1998 to December 1999 and as Director of Global Account Sales from March 1996 to December 1997. In addition to his experiences at Lotus, both before and after the acquisition of Lotus by IBM Corporation in 1996, Mr. O’Hara served as General Manager UK for “Electronic Software Publishing (ESP) Limited” a company specializing in representing and republishing software, in Europe, on behalf of predominantly US-based organizations trying to establish a presence in the European market. Mr. O’Hara has also worked for Procter & Gamble, Citibank Corporation and Beecham Group (now Glaxo SmithKline) in the early part of his career. Mr. O’Hara holds a Bachelor of Science degree from the University of Wales Institute of Science & Technology (UWIST) and a Master of Science degree in Computer Science from the University of Manchester.

     JOSEPH H. DWORAK has served as Senior Vice President, North American Services and Support since October 2001. Prior to joining Pivotal, Mr. Dworak served as Senior Vice President, Global Proficiency Leader of Eloyalty Corporation from January 2001 to October 2001. Prior to Eloyalty, Mr. Dworak served as a Partner with Deloitte Consulting, leading a major portion of their Customer Relationship Management practice, from June 1994 to December 2000. Prior to that, Mr. Dworak worked in a variety of technical and managerial roles with FMC Corporation from January 1987 to May 1994. Mr. Dworak holds a Bachelor of Science degree in Computer Science and Computational Mathematics from Northern Illinois University and received his Masters of Business Administration degree, graduating Summa Cum Ladue, from Southern Methodist University’s Cox School of Business.

     JEREMY A. JAECH has served as a director since July 1996. Mr. Jaech currently serves as Managing Member, Poseidon Ventures LLC. Prior to Poseidon Ventures, Mr. Jaech served as Vice President for the Business Tools Division at Microsoft Corporation. Prior to Microsoft, Mr. Jaech co-founded Visio Corporation in September 1990, a supplier of enterprise-wide business diagramming and technical drawing software for Microsoft Windows, which was later sold to Microsoft. Prior to co-founding Visio Corporation, Mr. Jaech co-founded Aldus Corporation in 1984 and served as Vice President, Engineering. Aldus Corporation was purchased by Adobe Systems Incorporation in 1989. Mr. Jaech is also a director of Real Networks, Inc. Mr. Jaech holds a bachelor’s degree in Mathematics and a master’s degree in Computer Science from the University of Washington.

     STEVEN M. GORDON has served as a director since November 2000. Mr. Gordon currently serves as Chief Operating Officer to Casey Family Programs. Prior to Casey Family Programs, Mr. Gordon served as Chief Operating Officer for Wavelink Corporation, a privately held wireless software provider. From 1997 until August 2000, Mr. Gordon served as Senior Vice President of Finance and Administration and Chief Financial Officer for Visio Corporation. Prior to joining Visio, Mr. Gordon was Vice President of Finance and Administration and Chief Financial Officer at Data I/O Corporation. From 1984 to 1989, Mr. Gordon held several positions, culminating as corporate treasurer with American Health Group International, Inc., a health-care management organization. Before that, he held financial-auditing positions at the international accounting and consulting firm Ernst & Young. Mr. Gordon holds a bachelor’s degree in Business Administration from Washington State University and was licensed by the State of Washington as a Certified Public Accountant in 1983.

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

     ERIC ROSENFELD has served as a director since July 2003. Mr. Rosenfeld has been President and Chief Executive Officer of Crescendo Partners, L.P an investment firm based in New York since November 1998. Prior to forming Crescendo Partners, he was Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School and the World’s President’s Organization. Mr. Rosenfeld holds an AB degree in Economics from Brown University and a Masters of Business Administration from Harvard University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The company recently determined that it ceased to be a “foreign private issuer” as of January 1, 2003. As a result of this loss of status, the officer, directors and 10% shareholders of the company became subject to the provisions of Section 16. Based on the company’s analysis of trades reported to the company, each of the company’s Section 16 insiders is late in filing a Form 3, Jeremy Jaech was late in filing a Form 4 with respect to the acquisition of shares pursuant to the exercise of stock options and Eric Rosenfeld was late in filing a Form 4 with respect to the receipt of an option grant. The company does not believe that any transactions by company insiders resulted in any Section 16 liability. The company anticipates taking action on or before September 30, 2003 which will restore its status as a “foreign private issuer.”

ITEM 11.     EXECUTIVE COMPENSATION

The following table provides information for fiscal years 2003, 2002 and 2001 regarding the compensation we paid to, or that was earned by, our chief executive officer and each of our four most highly compensated executive officers. We refer to these individuals elsewhere in this Annual Report on Form 10-K as “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

LONG TERM
COMPENSATION

	ANNUAL COMPENSATION				AWARDS		PAYOUTS

				OTHER	RESTRICTED	SECURITIES
NAME AND PRINCIPAL				ANNUAL	STOCK	UNDERLYING	LTIP	ALL OTHER
POSITION	YEAR	SALARY	BONUS	COMPENSATION	AWARDS	OPTIONS	PAYOUTS	COMPENSATION

Kent Roger (Bo) Manning President and Chief Executive Officer	2003 2002	US$350,000 US$298,397 (1)	US$233,654 US$178,846	— —	— —	100,000 1,000,000	— —	— —

Jesper Andersen Executive Vice President, Products	2003 2002	US$275,000 US$68,750 (2)	US$82,500 —	— —	— —	25,000 290,000	— —	— —

Robert Douglas Executive Vice President, North American Sales and Operations	2003 2002	US$250,000 US$173,397 (3)	US$81,489 US$87,500	— —	— —	35,000 300,000	— —	— —

John O’Hara Executive Vice President, EMEA	2003 2002 2001	US$220,332* US$202,049* US$4,219* (4)	US$121,406* US$64,944* —	US$18,886*(5) US$17,319*(5) —	— — —	35,000 125,000 —	— — —	US$22,033* US$14,432* —

Joseph H. Dworak Senior Vice President, North American Services	2003 2002	US$275,000 US$190,737 (6)	US$82,766 US$78,385	— —	— —	35,000 125,000	— —	— —

*	Compensation originally denominated in British pounds has been converted using the average exchange rate during the year being 1.5738, 1.44321 and 1.44321 for the years ended June 30, 2003, 2002 and 2001, respectively.

(1)	Mr. Manning was appointed President and Chief Executive Officer on August 27, 2001.
(2)	Mr. Andersen’s salary is from April 1 to June 30, 2002.
(3)	Mr. Douglas’ salary is from October 23, 2001 to June 30, 2002.
(4)	Mr. O’Hara commenced employment on June 25, 2001.
(5)	Represents Mr. O’Hara’s car allowance.
(6)	Mr. Dworak’s salary is from October 23, 2001 to June 30, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information regarding stock option grants to our Named Executive Officers during the fiscal year ended June 30, 2003. The potential realizable value of the options is calculated based on the assumption that the common shares appreciate at the annual rate shown, compounded annually, from the date of grant until the expiration of their term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future share price growth. Potential realizable values are computed by:

•	multiplying the number of common shares subject to a given option by the exercise price;

•	assuming that the aggregate share value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

•	subtracting from that result the aggregate option exercise price.

	INDIVIDUAL GRANTS
					POTENTIAL REALIZABLE
		% OF TOTAL			VALUE AT ASSUMED ANNUAL
	NUMBER OF	OPTIONS			RATES OF SHARE PRICE
	SECURITIES	GRANTED TO	EXERCISE		APPRECIATION FOR OPTION TERM
	UNDERLYING	EMPLOYEES IN	PRICE PER	EXPIRATION
NAME	OPTIONS	FISCAL YEAR	SHARE	DATE	5%	10%

Kent Roger (Bo) Manning	100,000	3.28%	$0.79	Nov. 25, 2012	$49,683	$125,906
Jesper Andersen	25,000	0.82%	$0.79	Nov. 25, 2012	$12,421	$31,476
Robert Douglas	35,000	1.15%	$0.79	Nov. 25, 2012	$17,389	$44,067
John O’Hara	35,000	1.15%	$0.79	Nov. 25, 2012	$17,389	$44,067
Joseph Dworak	35,000	1.15%	$0.79	Nov. 25, 2012	$17,389	$44,067

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information regarding the exercise of options to purchase common shares by our Named Executive Officers during the fiscal year ended June 30, 2003. The value of unexercised in-the-money options is based on the closing price of our common shares on the Nasdaq National Market on June 30, 2003 of $1.08, minus the exercise price per share.

AGGREGATED OPTIONS EXERCISED DURING 2003 FISCAL YEAR
AND FINANCIAL YEAR-END OPTION VALUES

			NUMBER OF SECURITIES		VALUE OF UNEXERCISED
			UNDERLYING UNEXERCISED		IN-THE-MONEY OPTIONS AT
			OPTIONS AT FISCAL YEAR-END		FISCAL YEAR-END

	SHARES ACQUIRED	VALUE
NAME	ON EXERCISE	REALIZED	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Kent Roger (Bo) Manning	0	0	25,000	75,000	$7,250	$21,750
Jesper Andersen	0	0	6,250	18,750	$1,812	$5,438
Robert Douglas	0	0	8,750	26,250	$2,537	$7,613
John O’Hara	0	0	8,750	26,250	$2,537	$7,613
Joseph Dworak	0	0	8,750	26,250	$2,537	$7,613

DIRECTOR COMPENSATION

We do not currently pay cash compensation to directors for serving on our board of directors, but we do reimburse directors for out-of-pocket expenses for attending board and committee meetings and in certain cases, offer stipends for either in person, or telephonic attendance at committee meetings. We do not provide additional compensation for committee participation or special assignments of the board of directors. Each of our non-employee directors, Messrs. Francis, Wales, Jaech, Gordon, Lochhead and Gwin received stock options for their participation on our board of directors for the year ended June 30, 2003. Messrs. Francis, Wales, Jaech, Gordon, Lochhead and Gwin each received options to purchase 20,000 common shares at an exercise price of $0.78 per share. The exercise price per share was equal to the fair market value of common stock on the date of grant. The shares subject to each grant vest and become exercisable 12 months from the date of grant. Mr. Rosenfeld was appointed director on July 1, 2003 and received options to purchase 40,000 common shares at an exercise price of $1.00. The options vest as to 25% of common shares after one year and the balance vests as to 12.5% of common shares every six months thereafter.

EMPLOYMENT CONTRACTS

We entered into an employment contract with Kent Roger (Bo) Manning on August 22, 2001. Mr. Manning’s current base salary is US$350,000 with a potential incentive compensation of US$300,000. Mr. Manning’s salary is reviewed annually by the Compensation Committee of the board of directors. Mr. Manning was also granted 1,000,000 options to purchase common shares and is eligible to receive further grants in the future.

We entered into an employment contract with Jesper Andersen on March 14, 2002. Mr. Andersen resigned on August 29, 2003. Mr. Andersen’s base salary was US$275,000 with a potential incentive compensation of US$82,500. Mr. Andersen’s salary was reviewed annually by the Compensation Committee. Mr. Andersen was also granted 290,000 options to purchase common shares in Pivotal and was awarded additional grants at the discretion of our board of directors.

We entered into an employment contract with Robert Douglas on October 21, 2001. Mr. Douglas resigned on July 31, 2003. Mr. Douglas’ base salary was US$250,000 with a potential incentive compensation of US$175,000. Mr. Douglas’ salary was reviewed annually by the Compensation Committee. Pursuant to his employment contract, Mr. Douglas was granted 300,000 options to purchase common shares in Pivotal. Subsequent to entering into this agreement, Mr. Douglas was awarded additional grants at the discretion of our board of directors.

We entered into an employment contract with John O’Hara on June 5, 2001. Mr. O’Hara’s current base salary is US$220,332 with a potential incentive compensation of US$173,118. Mr. O’Hara’s salary is reviewed annually by the Compensation Committee. Mr. O’Hara was also granted 50,000 options to purchase common shares in Pivotal and is eligible to receive further grants in the future.

We entered into an employment contract with Joseph Dworak on October 19, 2001. Mr. Dworak’s current base salary is US$275,000 with a potential incentive compensation of US$125,000. Mr. Dworak’s salary is reviewed annually by the Compensation Committee. Mr. Dworak was also granted 125,000 options to purchase common shares in Pivotal and is eligible to receive further grants in the future.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationships exist between our board of directors or compensation committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

The Compensation Committee of the board of directors currently consists of Jeremy A. Jaech and Howard Gwin. Neither Mr. Jaech nor Mr. Gwin is or was an employee or officer of Pivotal or its subsidiaries.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information concerning the beneficial ownership of our common shares as of August 29, 2003 for:

•	our chief executive officer;

•	our four most highly compensated executive officers;

•	each of our directors;

•	each shareholder that we are aware beneficially owns more than 5% of our outstanding common shares based upon statements filed with the Securities and Exchange Commission pursuant to sections 13(d) or 13(g) of the Securities and Exchange Act of 1934, as amended; and

•	all of our directors and executive officers as a group.

The principal address of each of the individuals identified below is 858 Beatty Street, Suite 700, Vancouver, BC, Canada V6B 1C1, except where another address is listed. Unless otherwise indicated, each of the individuals identified below exercises sole voting and dispositive power over the common shares they beneficially own.

	NUMBER OF SHARES	PERCENT OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER	BENEFICIALLY OWNED	SHARES OWNED

Crescendo Partners II L.P. Series V, Crescendo
Investments II, LLC and Eric Rosenfeld(1)	2,773,550	10.57%
350 Park Avenue, 4th Floor
New York, New York 10022
RBC Global Investment Management Inc.(2)	2,286,600	8.72%
77 King Street West, Suite 3800
Toronto, ON M5K 1H1
Phillips, Hager & North Investment Management Ltd.(3)	2,085,200	7.95%
21st Floor, 200 Burrard Street
Vancouver, BC V6C 3N5
Norman B. Francis(4)	2,044,225	7.79%
Keith R. Wales(5)	981,424	3.74%
Jeremy A. Jaech(6)	100,000	*
Steven M. Gordon(7)	40,000	*
Christopher Lochhead(7)	15,000	*
Howard Gwin(7)	10,000	*
Kent Roger (Bo) Manning(7)	552,380	2.11%
Jesper Andersen(7)	114,326	*
Robert Douglas(7)	133,333	*
John O’Hara(7)	71,250	*
Joseph H. Dworak(7)	50,416	*
All directors and executive officers as a group (13 persons)(8)	6,995,258	26.67%

*	indicates less than one (1) percent.

(1)	Consists of shares held of record by Crescendo Partners II L.P. Series V, of which Crescendo Investments II LLC is the sole general partner. Mr. Rosenfeld is the President and Chief Executive Officer of Crescendo Partners II and the Senior Managing Member of Crescendo Investments II. This information is derived from a Schedule 13D filed with the Securities and Exchange Commission by Crescendo Partners II, L.P. Series V, Crescendo Investments II, LLC and Mr. Rosenfeld on May 15, 2003.

(2)	Consists of (a) 770,900 shares over which RBC Global Investment Management Inc. exercises sole voting and dispositive power; and (b) 1,515,700 shares held of record by The Royal Canadian Growth Fund, an account for which The Royal Trust Company serves as trustee and RBC Funds Inc. serves as manager; RBC Funds Inc. has delegated its management duties to RBC Global Investment Management Inc., and The Royal Trust Company, RBC Funds Inc. and RBC Global Investment Management Inc. share voting and dispositive power over such 1,515,700 shares. This information is derived from Schedule 13Gs filed with the Securities and Exchange Commission by such persons on February 14, 2003.

(3)	Phillips, Hager & North Investment Management Ltd. exercises sole voting and dispositive power over all 2,085,200 shares. This information is derived from a Schedule 13G filed with the Securities and Exchange Commission by Phillips, Hager & North Investment Management Ltd. on January 27, 2003.

(4)	Consists of (a) 868,657 held of record by Mr. Francis; (b) 400,800 shares held of record by The Francis Family Trust, a family trust for the benefit of Mr. Francis and his three children; (c) 697,143 shares held of record by Boardwalk Ventures Inc., a holding company owned 50% by Mr. Francis and 50% by his spouse; and (d) 77,625 shares subject to options exercisable by Mr. Francis within 60 days of August 29, 2003. This information is derived from a Schedule 13G filed with the Securities and Exchange Commission by Mr. Francis on February 14, 2003.

(5)	Consists of (a) 547,228 held of record by Mr. Wales; (b) 378,572 shares held of record by Daybreak Software Inc., a holding company owned solely by Mr. Wales, of which Mr. Wales has sole voting power; (c) 55,624 shares subject to options exercisable by Mr. Wales within 60 days of August 29, 2003. Mr. Wales disclaims beneficial ownership of any shares held by his former spouse, Patricia Wales.

(6)	Includes 40,000 shares subject to options exercisable within 60 days of August 29, 2003.

(7)	Represents shares subject to options exercisable by individual within 60 days of August 29, 2003.

(8)	Includes 1,258,204 shares subject to options exercisable within 60 days of August 29, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		Securities
	Securities to be		remaining available
	Issued upon	Weighted-average	for future issuance
	Exercise of	Exercise Price of	under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
	and Rights	and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders*	6,687,309	$7.07	1,036,681
Equity compensation plans not approved by security holders	—	—	—

Total	6,687,309	$7.07	1,036,681

*	All equity compensation plans are approved by shareholders and include the following:

(1)	Incentive Stock Option Plan: The Incentive Stock Option Plan includes compensation plans assumed in connection with the acquisition of Exactium Ltd. on June 2, 2000 and Simba Digital Technologies Inc. on June 26, 2000. As of June 30, 2003, there were 991 outstanding options under the plan assumed in the Exactium acquisition, with a weighted-average exercise price of $0.57. As of June 30, 2003, there were 92,875 outstanding options under the plan assumed in the Simba acquisition, with a weighted-average price of $22.21.

(2)	Employee Stock Purchase Plan: It is not possible to disclose the number of shares to be issued, as it is determined by employee payroll deductions during a subscription period. It is not possible to determine the weighted-average exercise price as the purchase price is defined as 85% of the lower of the fair market value at the beginning or end of a subscription period. There are 541,130 shares remaining available for future issuance under the Employee Stock Purchase Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2001, Pivotal loaned Cdn $124,000 to its General Counsel and Secretary. This loan was non-interest bearing and unsecured. Pivotal’s General Counsel and Secretary resigned on August 15, 2003 and pursuant to an agreement dated May 29, 2002, repaid the outstanding loan balance of Cdn $82,000.

On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal’s Board of Directors on November 27, 2001. During the year ended June 30, 2003, Pivotal paid Mr. Lochhead a total of $47,000 pursuant to the agreement. The consulting agreement with Christopher Lochhead was terminated effective September 30, 2002.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

1.	Index to Consolidated Financial Statements

2.	Index to Financial Statement Schedules

Page

Schedule II — Valuation and Qualifying Accounts	86

(b)	Reports on Form 8-K

Not Applicable

(c)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel, Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999

2.2(2)	Stock Purchase Agreement among Pivotal and Industrial & Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000

2.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all of the Shares of Simba Technologies Inc. dated May 29, 2000

2.4(12)	Agreement and Plan of Merger among Pivotal, Pivotal Corporation, a Washington corporation, Pivotal Merger Subsidiary, Inc., MarketFirst Software, Inc. and other shareholders of MarketFirst Software, Inc. dated October 2, 2002

3.2(4)	Memorandum and Articles

4.1(4)	Specimen of common share certificate

4.2(4)	Registration Rights (included in Exhibit 10.14)

4.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)

4.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)

EXHIBIT NO.	DESCRIPTION

4.5(8)	Specimen of common share certificate as of August 17, 2000

#10.1(4)	Employee Share Purchase Plan

10.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.

10.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington

10.7(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998

10.8(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.9(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

10.10(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

10.11(4)	Canadian Imperial Bank of Commerce Schedule — Standard Credit Terms dated March 18, 1998

10.12(4)	Canadian Imperial Bank of Commerce Schedule — Standard Credit Terms dated March 18, 1998

#10.13(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

10.14(4)	Investors’ Rights Agreement dated January 15, 1999

10.15(5)	Lease dated April 14, 2000 among Deramore Holdings Limited(1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland

#10.16(5)	Employment Agreement between Vince Mifsud and Pivotal dated November 10, 1998

#10.17(6)	Exactium Ltd. 1999 Stock Option Plan

#10.18(7)	Simba Technologies Incentive Stock Option Plan, as amended

#10.19(8)	Amended and Restated Incentive Stock Option Plan

10.20(8)	Restated Offer to Lease dated July 28, 2000 between PCI Properties Corporation and Pivotal with respect to premises located in Vancouver, B.C.

EXHIBIT NO.	DESCRIPTION

10.21(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.22(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.23(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

10.24(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.25(8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10.26(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001

10.27(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.28(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

#10.29(9)	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002

10.30(10)	Loan Agreement between Canadian Imperial Bank of Commerce and Pivotal dated December 31, 2001

#10.31(11)	Employment Agreement between John O’Hara and Pivotal dated June 5, 2001

#10.32(11)	Employment Agreement between Robert Douglas and Pivotal dated October 21, 2001

#10.33(11)	Employment Agreement between Joe Dworak and Pivotal dated October 19, 2001

#10.34(11)	Employment Agreement between James Warden and Pivotal dated May 18, 1999

10.35(11)	Lease Amendment Agreement made as of April 22, 2002 between 354875 B.C. Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10.36(11)	Modification of Lease dated January 8, 2002 between B.C. Rail Ltd. and Pivotal

10.37(11)	Sub-lease dated September 19, 2001 between The H.W. Wilson Company Inc. and Pivotal with respect to premises located in Dublin, Republic of Ireland

10.38(11)	Lease dated August 18, 2000 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

10.39(11)	Lease Extension dated October 30, 2001 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

10.40(11)	Lease made May 7, 2000 between 1102758 Ontario Limited and Pivotal with respect to premises located in Toronto, ON

#10.41(11)	Loan Agreement made as of January 29, 2001 between Pivotal and Andre Beaulieu

#10.42(11)	Amendment of Loan Agreement dated May 29, 2002 between Pivotal and Andre Beaulieu

10.43(11)	Sub-lease dated August 29, 2000 between Pivotal and Primus Telecommunications (Canada) Inc. with respect to premises located in Vancouver, B.C.

EXHIBIT NO.	DESCRIPTION

10.44(11)	Amendment of Lease Extension dated April 29, 2002 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.45(13)	Lease dated August 18, 2000 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.46(14)	Credit Agreement with CIBC dated December 24, 2002

10.45(14)	Loan and Security Agreement with Silicon Valley Bank dated December 2002

10.47	Amendment of Loan and Security Agreement with Silicon Valley Bank dated August 2003

10.48	Employment Agreement between Jesper Andersen and Pivotal dated March 14, 2002.

21.1	Subsidiaries of Pivotal

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certifications

32.1	Rule 13a-14(b) Certifications

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Pivotal’s Form 8-K filed on January 25, 2000.
(2)	Incorporated by reference to Pivotal’s Form 8-K filed on June 19, 2000.
(3)	Incorporated by reference to Pivotal’s Form 8-K filed on July 11, 2000.
(4)	Incorporated by reference to Pivotal’s Registration Statement on Form F-1 (No. 333-82871).
(5)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2000.
(6)	Incorporated by reference to Pivotal’s Registration Statement on Form S-8 (No. 333-39922).
(7)	Incorporated by reference to Pivotal’s Registration Statement on Form S-8 (No. 333-42460).
(8)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2001.
(9)	Incorporated by reference to Pivotal’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(10)	Incorporated by reference to Pivotal’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(11)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2002.
(12)	Incorporated by reference to Pivotal’s Form 8-K filed on October 29, 2002.
(13)	Incorporated by reference to Pivotal’s Form 10-Q filed on November 14, 2002.
(14)	Incorporated by reference to Pivotal’s Form 10-Q filed o February 14, 2003.

SIGNATURES

     Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia, Canada, on September 29, 2003.

PIVOTAL CORPORATION (Registrant)

By:	/s/ Kent Roger (Bo) Manning Kent Roger (Bo) Manning (President and Chief Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Kent Roger (Bo) Manning Kent Roger (Bo) Manning	President, Chief Executive Officer and Director (principal executive officer)	September 29, 2003

/s/ Divesh Sisodraker Divesh Sisodraker	Chief Financial Officer (principal financial and accounting officer)	September 29, 2003

/s/ Keith R. Wales Keith R. Wales	Director	September 29, 2003

/s/ Norman B. Francis Norman B. Francis	Director	September 29, 2003

/s/ Jeremy A. Jaech Jeremy A. Jaech	Director	September 29, 2003

/s/ Christopher Lochhead Christopher Lochhead	Director	September 29, 2003

/s/ Steven M. Gordon Steven M. Gordon	Director	September 29, 2003

/s/ Howard Gwin Howard Gwin	Director	September 29, 2003

/s/ Eric Rosenfeld Eric Rosenfeld	Director	September 29, 2003