Form 10-Q
period 2003-09-30
PIVOTAL CORP
filed 2003-11-14
CIK 1086329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER 000-26867

PIVOTAL CORPORATION

(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA, CANADA	98-0366456

(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

SUITE 700 — 858 BEATTY STREET
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

Yes                      No      X

Common shares outstanding at November 1, 2003: 26,276,114

PIVOTAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I – ITEM 1: FINANCIAL STATEMENTS

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars; all amounts in thousands)

	September 30,	June 30,

	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,727	$8,227
Short-term investments	8,185	10,663
Restricted cash	3,779	—
Accounts receivable, net	6,762	8,248
Prepaid expenses and other	2,520	3,526

Total current assets	22,973	30,664
Property and equipment, net	2,733	3,083
Goodwill	9,834	9,941
Acquired intangibles, net	546	655
Other assets	928	973

Total assets	$37,014	$45,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,801	$14,929
Current portion of accrued restructuring costs	2,556	3,554
Current portion of restructuring costs assumed on acquisition	1,187	1,270
Deferred revenue	11,844	13,275
Current portion of obligations under capital leases and long-term debt	234	481

Total current liabilities	28,622	33,509
Non-current portion of accrued restructuring costs	2,588	3,105
Non-current portion of restructuring costs assumed on acquisition	315	567
Non-current portion of obligations under capital leases and long-term debt	—	37

Total liabilities	31,525	37,218
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred shares, undesignated, no par value: authorized shares – 20,000; no shares issued and outstanding	—	—
Common shares and additional paid-in capital, no par value:
authorized shares – 200,000; issued and outstanding shares – 26,275 and 25,717 at September 30, 2003 and June 30, 2003, respectively	180,264	179,932
Accumulated other comprehensive income	10	—
Accumulated deficit	(174,785)	(171,834)

Total shareholders’ equity	5,489	8,098

Total liabilities and shareholders’ equity	$37,014	$45,316

See notes to condensed consolidated financial statements.

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed In United States Dollars, all amounts in thousands except per share data)
(Unaudited)

	Three months ended
	September 30,

	2003	2002

Revenues:
License	$3,972	$3,215
Services and maintenance	9,330	9,092

Total revenues	13,302	12,307

Cost of revenues:
License	165	247
Services and maintenance	3,816	5,346

Total cost of revenues	3,981	5,593

Gross profit	9,321	6,714

Operating expenses:
Sales and marketing	4,910	9,056
Research and development	2,987	3,903
General and administrative	2,323	2,030
Restructuring costs and other charges	1,851	—
Amortization of acquired intangibles	109	24

Total operating expenses	12,180	15,013

Loss from operations	(2,859)	(8,299)
Interest and other income (loss)	5	(289)

Loss before income taxes	(2,854)	(8,588)
Income taxes	97	163

Net loss	$(2,951)	$(8,751)

Loss per share
Basic and diluted	$(0.11)	$(0.36)

Weighted average number of shares used to calculated loss per share
Basic and diluted	26,188	24,316

See notes to condensed consolidated financial statements.

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(Expressed In United States Dollars; all amounts in thousands)
(Unaudited)

	Common Shares and
	Additional Paid-in		Accumulated
	Capital		Other		Total
			Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income	Deficit	Equity (Deficit)

Balance, June 30, 2003	25,717	$179,932	$—	$(171,834)	$8,098
Comprehensive loss:
Net loss	—	—	—	(2,951)	(2,951)
Cumulative translation adjustment	—	—	10	—	10

Total comprehensive loss					(2,941)

Issuance of common shares on exercise of stock options	196	101	—	—	101
Issuance of common shares related to Employee Stock Purchase Plan	362	231	—	—	231

Balance, September 30, 2003	26,275	$180,264	$10	$(174,785)	$5,489

See notes to condensed consolidated financial statements.

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed In United States Dollars; all amounts in thousands)
(Unaudited)

	Three months ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,951)	$(8,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	335	520
Amortization of acquired intangibles	109	24
Amortization of deferred share-based compensation	—	6
Non-cash restructuring costs	160	—
Gain on disposal of property and equipment	(1)	—
Change in operating assets and liabilities
Accounts receivable	1,486	3,343
Prepaid expenses and other	846	(399)
Accounts payable and accrued liabilities	(2,128)	(1,737)
Accrued restructuring costs	(1,790)	(973)
Deferred revenue	(1,431)	(1,401)

Net cash used in operating activities	(5,365)	(9,368)

Cash flows from investing activities:
Change in restricted cash	(3,779)	(1,477)
Sales, maturities and (purchases) of short-term investments, net	2,478	6,456
Recovery of acquired receivables	107	—
Purchase of property and equipment	(50)	(102)
Proceeds on disposal of property and equipment	6	—
Other non-operating assets	55	24

Net cash (used in) provided by investing activities	(1,183)	4,901

Cash flows from financing activities:
Repayment of obligations under capital lease	(284)	(272)
Proceeds from issuance of common shares	332	198

Net cash provided by (used in) financing activities	48	(74)

Net decrease in cash and cash equivalents	(6,500)	(4,541)
Cash and cash equivalents, beginning of period	8,227	20,322

Cash and cash equivalents, end of period	$1,727	$15,871

See notes to condensed consolidated financial statements.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Pivotal Corporation Annual Report on Form 10-K for the year ended June 30, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of September 30, 2003, and the three months ended September 30, 2003 and 2002, are unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results are not necessarily indicative of results for any subsequent quarter or for the year ending June 30, 2004. Certain prior year amounts have been reclassified to conform to current year presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of Pivotal and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

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

Stock-based Compensation

Pivotal issues stock options to its employees and outside directors and provides employees the right to purchase its stock pursuant to stockholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No additional stock-based compensation expense is reflected in net loss for the three months ended September 30, 2003 and 2002, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. Deferred compensation expense of $473 was recorded during fiscal 1999 and was fully amortized over the four years ended June 30, 2003.

Pivotal applies the disclosure provisions of Financial Accounting Standards Board Statement (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Pursuant to these provisions, stock options and stock purchases are valued at the grant date using fair values as computed using the Black-Scholes valuation model and the resultant compensation expense is recognized ratably over the vesting period or the six-month purchase period. Had the Company accounted for its share-based compensation plans under the fair value method, the pro forma net loss and basic and diluted loss per share would have been as follows:

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation (Continued)

	Three months ended
	September 30,

	2003	2002

Net loss, as reported	$(2,951)	$(8,751)
Add: Deferred share-based compensation	—	6
Less: Total stock-based compensation expense determined under the fair value based method for all awards	(1,616)	(6,285)

Pro forma net loss	$(4,567)	$(15,030)

Basic and diluted loss per share
As reported	$(0.11)	$(0.36)
Pro forma	$(0.17)	$(0.62)

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

	Three months ended September 30,

Employee and Director Stock Options	2003	2002

Volatility factor of expected market price of Pivotal’s shares	85%	127%
Dividend yield	—	—
Weighted average expected life of stock options	4.0 years	4.0 years
Risk free interest rates	2.3%	3.0%
Weighted average fair value at grant date	$0.70	$1.87

	Three months ended September 30,

Employee Stock Purchase Plan	2003	2002

Volatility factor of expected market price of Pivotal’s shares	85%	127%
Dividend yield	—	—
Weighted average expected life of stock options	0.5 years	0.5 years
Risk free interest rates	2.3%	3.0%
Weighted average fair value at grant date	$0.15	$1.12

Foreign Currency Translation

The functional currency of the Company and its subsidiaries is determined in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). The Company’s reporting currency is the United States dollar.

Historically, the functional currency of all of the Company’s subsidiaries has been the U.S. dollar. Foreign currency denominated monetary assets and liabilities are remeasured into the U.S. dollar at end-of-period

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation (Continued)

exchange rates with non-monetary assets and liabilities remeasured at historical exchange rates. Revenues and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in the consolidated statements of operations.

As of July 1, 2003, the Company concluded that the operations of certain of its foreign subsidiaries had evolved to the point where their functional currencies are their respective local currencies. This primarily impacted the European subsidiaries where it was determined that such subsidiaries functioned as self-contained foreign operations. Accordingly, at the end of every period, their assets and liabilities are translated to the U.S. dollar at the rates of exchange in effect at the end of the period, and revenues and expenses are translated at the weighted average monthly rates for the period, with the resulting translation adjustments recorded directly to accumulated comprehensive income, a separate component of stockholders’ equity. Any transaction gains or losses are reflected in the consolidated statement of operations.

Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

3.	RESTRUCTURING COSTS AND OTHER CHARGES

Fiscal 2004

On July 9, 2003, the Company undertook a corporate restructuring to further reduce its cost structure and recorded a total restructuring charge of $1,851, which was comprised of workforce reduction and contract settlement costs. Workforce reduction charges of $1,613 were related to the cost of severance and benefits associated with approximately 85 employees notified of termination during the three months ended September 30, 2003. Contract settlement and other costs of $238 related primarily to non-refundable prepaid costs associated with marketing conferences that Pivotal subsequently decided not to participate in. During the quarter, the Company paid out $1,507 in connection with these restructuring activities. The following summarizes the activity for restructuring undertaken in the first quarter of fiscal 2004:

	Severance and	Contract Settlement
	Benefits	Costs/Other	Total

Restructuring charges, three months ending September 30, 2003	$1,613	$238	$1,851
Cash payments	(1,429)	(78)	(1,507)
Non-cash portion	—	(160)	(160)

Reserve balances, September 30, 2003	$184	$—	$184

Current Portion	$184	$—	$184
Non-current Portion	—	—	—

	$184	$—	$184

Fiscal 2003

During the year ended June 30, 2003, Pivotal recorded a total restructuring charge of $9,048, of which $452 was recognized in the fourth quarter and $8,596 was recognized in the second quarter. The Company also adjusted downward the reserve relating to the fiscal 2002 restructuring initiatives by $33. The net restructuring costs charged to the Statement of Operations was $9,015 for the year ended June 30, 2003. The fourth quarter charge of $452 was comprised of severance and associated costs related to approximately 10 employees notified of termination, the net lease cost related to an office closure and the writedown of computer and other equipment. The second quarter charge of $8,596 included costs related to the termination of approximately 120 employees, consolidation of excess facilities and contract settlements on equipment operating leases. During the first quarter of fiscal 2004, the Company paid out $1,364 in connection with fiscal 2003 restructuring activities.

The following summarizes the change in the reserve balances related to the restructuring undertaken in the fourth quarter of fiscal 2003:

		Excess
	Severance and	Facilities/Asset
	Benefits	Impairments	Total

Reserve balances, June 30, 2003	$389	$21	$410
Cash payments	(222)	(21)	(243)

Reserve balances, September 30, 2003	$167	$—	$167

Current Portion	$167	$—	$167
Non-current Portion	—	—	—

	$167	$—	$167

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

3.	RESTRUCTURING COSTS AND OTHER CHARGES (Continued)

Fiscal 2003 (Continued)

The following summarizes the change in the reserve balances related to the restructuring undertaken in the second quarter of fiscal 2003:

		Excess
	Severance and	Facilities/Asset	Contract Settlement
	Benefits	Impairments	Costs/Other	Total

Reserve balances, June 30, 2003	$112	$2,604	$249	$2,965
Cash payments	—	(1,043)	(78)	(1,121)

Reserve balances, September 30, 2003	$112	$1,561	$171	$1,844

Current Portion	$112	$1,073	$171	$1,356
Non-current Portion	—	488	—	488

	$112	$1,561	$171	$1,844

Fiscal 2002

During the year ended June 30, 2002, Pivotal recorded charges of $51,167 related to both restructuring activities and intangible asset writedowns. These charges included restructuring costs of $18,180 associated with the termination of approximately 200 employees, consolidation of excess facilities, contract settlement costs and tangible asset impairments. In addition, Pivotal recorded a charge of $32,987 related to the impairment of previously recorded goodwill and other purchased intangible assets. During the first quarter of fiscal 2004, the Company paid out $335 in connection with restructuring activities initiated in fiscal 2002.

The following summarizes the change in the reserve balances related to the restructuring undertaken during fiscal 2002:

	Severance and	Excess Facilities/	Contract Settlement
	Benefits	Asset Impairments	Costs/Other	Total

Reserve balances, June 30, 2003	$67	$2,931	$286	$3,284
Cash payments	—	(320)	(15)	(335)

Reserve balances, September 30, 2003	$67	$2,611	$271	$2,949

Current Portion	$—	$829	$20	$849
Non-current Portion	67	1,782	251	2,100

	$67	$2,611	$271	$2,949

4.	ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	September 30,	June 30,
	2003	2003

Trade accounts receivable	$8,932	$10,372
Less: Allowance for doubtful accounts	2,170	2,124

	$6,762	$8,248

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLES

The change in the carrying amount of goodwill during the quarter ended September 30, 2003 was as follows:

Balance as of June 30, 2003	$9,941
Reduction related to the recovery of acquired receivables	(107)

Balance as of September 30, 2003	$9,834

As required by SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company does not amortize its goodwill balances, but instead tests its goodwill for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon occurrence of certain events. The Company tested its goodwill for impairment as of July 1, 2003 and concluded that there was no impairment of recorded goodwill.

The components of acquired intangibles are as follows:

	September 30	June 30,
	2003	2003

Acquired technology	$1,236	$1,236
Less: accumulated amortization	690	581

Acquired intangibles, net	$546	$655

Identifiable intangibles (acquired technology) are amortized using the straight-line method over the useful lives of the assets, ranging from 26 to 36 months. As of September 30, 2003, future amortization expense related to the acquired technology is as follows:

Nine months ending June 30, 2004	$328
Year ending June 30, 2005	218

Total	$546

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows:

	September 30,	June 30,
	2003	2003

Trade accounts payable	$3,720	$4,874
Accrued compensation	3,007	3,727
Accrued acquisition costs	514	514
Taxes payable	1,494	1,423
Other accrued liabilities	4,066	4,391

	$12,801	$14,929

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Credit Facilities

On August 15, 2003, Pivotal amended its credit agreement with a U.S.-based bank. The amended agreement provides Pivotal with a $6,000 credit facility which is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to the Company’s general intangibles. Direct borrowings will bear interest at prime rate plus 0.50%. The agreement requires the Company to maintain the following two covenants: (a) a maximum net loss for the quarter ending September 30, 2003 of $2,000 and (b) a minimum qualified cash balance of $7,550. Upon violation of the maximum net loss covenant, the borrowing base is restricted to the lesser of $6,000 and 80% of eligible U.S. and Canada accounts receivable. Upon a violation of the minimum cash covenant, all outstanding letters of credit must be secured by cash collateral and all the outstanding borrowings must be immediately repaid. As at September 30, 2003, Pivotal had issued standby letters of credit totaling $5,211 under the facility and had no cash borrowings.

The Company’s net loss for the quarter ended September 30, 2003 resulted in the violation of the maximum net loss covenant. In accordance with the credit agreement, the violation was immediately automatically waived, and the borrowing base was restricted to the lesser of $6,000 and 80% of eligible U.S. and Canada accounts receivable. As at September 30, 2003, the amount of outstanding letters of credit was greater than the borrowing base and Pivotal was required to post restricted pledged cash in the amount of $3,779 for the deficiency. The restricted pledged cash amount is counted toward the minimum qualified cash balance.

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

Pivotal provides a warranty to its customers that its software will perform substantially in accordance with documentation for a limited period following receipt of the software. The Company also indemnifies certain customers from third-party claims of intellectual property infringement relating to the use of its products. Historically, Pivotal has not incurred significant obligations under customer indemnification or warranty provisions and Pivotal does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

8.	SEGMENT AND GEOGRAPHIC INFORMATION

Pivotal’s business involves the development, marketing, selling and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships. Pivotal licenses and markets products internationally and is in a single industry segment, specifically the license, implementation and support of its software. Pivotal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for the purpose of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

8.	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	Three months ended September 30,

Total Revenues	2003	2002

North America	$7,042	$7,850
Europe, Middle East, Africa	5,293	3,605
Asia Pacific, Latin America	967	852

	$13,302	$12,307

During the three months ended September 30, 2003 and 2002, no single customer accounted for 10% or more of Pivotal’s total revenue.

9.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2001, Pivotal loaned Cdn $124 to its General Counsel and Secretary. This loan was non-interest bearing and unsecured. Pivotal’s General Counsel and Secretary’s employment was terminated on August 15, 2003 and, pursuant to an agreement dated May 29, 2002, repaid the outstanding loan balance of Cdn $82.

On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal’s Board of Directors on November 27, 2001. During the quarter ended September 30, 2002, Pivotal paid Mr. Lochhead a total of $47 pursuant to the agreement. The consulting agreement with Christopher Lochhead was terminated effective September 30, 2002.

10.	SUBSEQUENT EVENT

On October 8, 2003, Pivotal announced a definitive agreement under which Oak Investment Partners has agreed to pay $1.78 cash per share for all of the outstanding shares of the Company. Concurrently, Pivotal’s business will be combined with that of Talisma Corp., a provider of Microsoft-based eService solutions. Oak Investment Partners will be the controlling shareholder of the combined business. The transaction is subject to the approval of Pivotal’s securityholders and the Supreme Court of British Columbia, as well as customary closing conditions. The Company anticipates that the transaction will close in November or December of 2003.

On November 12, 2003, Pivotal’s Board of Directors received an unsolicited acquisition proposal from Onyx Software Corp., offering 0.475 of an Onyx share for each Pivotal share. At the time of the filing of this report, Pivotal’s Board of Directors was considering the proposal.

PART I — ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Forward-Looking Statements

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events, including statements regarding the proposed transactions with Oak Investment Partners and Talisma Corp., constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading “Risk Factors” in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

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

OVERVIEW

We develop Customer Relationship Management (CRM) software and, together with our partners, provide our software and related business consulting services to medium-sized businesses and divisions of large businesses worldwide. Our software products enable companies to acquire, serve, and manage customers efficiently and intelligently and helps them to manage collaborative relationships between customers, business partners and employees. We refer to our software as the Pivotal CRM Suite.

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

Our common shares are listed on the Nasdaq National Market under the symbol “PVTL” and on the Toronto Stock Exchange under the symbol “PVT”. Our head office is located at Suite 700 — 858 Beatty Street, Vancouver, British Columbia, Canada V6B 1C1, and our telephone number is (604) 699-8000. Our home page on the Internet can be found at www.pivotal.com. Information contained on our website does not constitute part of this report.

Strategic Update

On October 8, 2003, we announced a definitive agreement under which Oak Investment Partners has agreed to pay $1.78 cash per share for all of the outstanding shares of the Company. Concurrently, our business will be combined with that of Talisma Corp., a provider of Microsoft-based eService solutions. Oak Investment Partners will be the controlling shareholder of the combined business. The transaction is subject to the approval of our securityholders and the Supreme Court of British Columbia, as well as customary closing conditions. We anticipate that the transaction will close in November or December of 2003; however, no assurance can be provided that the transaction will close within this timeframe, or at all. See “Forward-Looking Statements” and Exhibit 99.1 under the heading “Risk Factors”.

On November 12, 2003, our Board of Directors received an unsolicited acquisition proposal from Onyx Software Corp., offering 0.475 of an Onyx Share for each Pivotal share. At the time of the filing of this report, our Board of Directors was considering the proposal.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, goodwill and intangible assets and restructuring and other charges.

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

Services and maintenance revenues are generated from the provision of consulting services, education services, hosting services and maintenance and support services. Consulting revenues are related to implementation services provided under separate service arrangements with our customers and are primarily performed on a time and materials basis. Revenues from consulting services are recognized when the time and expenses are incurred and become billable to the customer. In circumstances where we enter into fixed-price service contracts, revenue is recognized by applying a proportional performance method of accounting, which is based on the ratio of direct costs incurred to the total estimated direct costs, on the basis that we can make reasonably dependable estimates of total costs to complete the engagement. In applying this method, no costs are deferred on the balance sheet. Much of the implementation services provided to our customers in connection with installations of our solutions are provided by third-party consulting and implementation service providers. We ordinarily do not record any revenues or expenses in these situations as these third-party service providers normally contract directly with the customer. We occasionally utilize third-party consultants to assist us in implementations or installations originated by us, and we typically recognize the revenue for these implementations and installations on a gross basis in accordance with EITF 99-19, as the work that is performed by these third-party consultants is supervised and reviewed by our project managers. Revenues from education services are recognized as services are provided to the customer. Hosting and maintenance and support revenues are recognized ratably over the terms of the underlying contracts, typically one year.

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

Restructuring and Other Charges

We have recorded restructuring charges associated with workforce reduction, consolidation of excess facilities, contract settlements and asset impairments. On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. We recorded the costs of restructuring activities initiated after this date when they were “incurred” and could be measured at fair value. Prior to this date, we recorded a one-time charge for most anticipated costs when there was a commitment to a plan to exit an activity or dispose of long-lived assets in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. These restructuring charges are based on management’s best estimate at the time of the restructuring. The majority of estimates related to the charge for excess facilities. We were required to estimate for each location the amount to be paid in lease termination payments, the future lease and operating costs to be paid until the lease is terminated, and the amount, if any of sublease revenues. Should any of the assumptions made change, the actual costs may be materially different from the estimates. We will review the status of the restructuring activities on a quarterly basis and, if appropriate, record changes to our reserves in current operations.

RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended September 30, 2003 and 2002, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

	Three months ended
	September 30,

	2003	2002

Revenues:
License	30%	26%
Services and maintenance	70%	74%

Total revenues	100%	100%

Cost of Revenues:
License	1%	2%
Services and maintenance	29%	43%

Total cost of revenues	30%	45%

Gross profit	70%	55%

Operating expenses:
Sales and marketing	37%	74%
Research and development	22%	32%
General and administrative	17%	17%
Restructuring and other charges	14%	—%
Amortization of acquired intangibles	1%	—%

Total operating expenses	91%	123%

Loss from operations	(21%)	(68%)
Interest and other income (loss)	—%	(2%)

Loss before income taxes	(21%)	(70%)
Income taxes	1%	1%

Net loss	(22%)	(71%)

REVENUES

In the quarter ended September 30, 2003, total revenues increased 8% to $13.3 million as compared to total revenues of $12.3 million for the quarter ended September 30, 2002.

The market for our solutions and related services is unpredictable. Our sales are susceptible to fluctuations in the economy and the corresponding effect on corporate purchasing habits can create a reluctance of companies to acquire significant software systems. Beginning in the fourth quarter of fiscal 2001, we have experienced a reduction of revenues and unpredictable selling cycles, which we believe are attributable to the global economic slow-down and the resulting reduction in corporate capital budgets, particularly for information technology. These market conditions may continue to deteriorate or stabilize at depressed levels. The severity and duration of any further deterioration may compel us to consider further reductions in our workforce to realign with those new market conditions, on either a regional or global scale, or both. Any further deterioration in market conditions could adversely impact our ability to develop, deliver and/or service our existing and new products, as well as our ability to attract, maintain and service our customers.

Our total deferred revenues decreased from $13.3 million at June 30, 2003 to $11.8 million at September 30, 2003. This decrease was primarily attributable to a seasonal decrease in maintenance contract renewals. We do not expect that this decrease will significantly impact our revenues in future quarters.

No single customer accounted for 10% or more of our revenues for the quarters ended September 30, 2003 and 2002.

Licenses

In the quarter ended September 30, 2003, revenues from licenses increased 24% to $4.0 million as compared to $3.2 million for quarter ended September 30, 2002. Revenues from licenses represented 30% and 26% of total revenues for the quarters ended September 30, 2003 and 2002, respectively.

Our license revenues depend on the overall demand for customer relationship management products, and the overall demand for our software depends in large part on general economic and business conditions. We continue to experience the impact of a weak global economy and its effect on our potential and existing customers. Customers have continued to reduce their corporate capital expenditures, delayed the initiation of the purchasing process and deferred the purchasing decision to later dates. As a result of these factors, both the number of license revenue transactions and average transaction size have been negatively impacted. The average transaction size, for transactions greater than $50,000, decreased to $141,000 in the quarter ended September 30, 2003 from $170,000 in the quarter ended September 30, 2002. The increase in license revenue in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 is due partially to contract losses we experienced last year with some potential customers due to their concerns over the rapid decline of our stock price in the latter half of September 2002.

North American license revenues accounted for 30% and 45% of total license revenues in the quarters ended September 30, 2003 and 2002, respectively. International license revenues accounted for 70% and 55% of total license revenues in the quarters ended September 30, 2003 and 2002, respectively. International license revenue increased by 56% due to relatively stronger performance by our European selling organizations.

Services and Maintenance

Services and maintenance revenues are comprised of services (i.e., implementation, education, consulting and hosting) and maintenance (i.e., technical support and product updates). Services revenues depend in large part on our software license revenues, while maintenance revenues depend on both software license revenues and renewals of maintenance agreements by our existing customer base.

Revenues from services and maintenance increased 3% to $9.3 million from $9.1 million for the quarters ended September 30, 2003 and 2002, respectively. This change was reflective of an increase of $0.6 million in revenues from maintenance contracts, which was partially offset by a decrease of $0.4 million in revenues from services. Revenues relating to maintenance contracts increased due to an increased customer base and renewals of maintenance contracts upon expiration of first year maintenance arrangements. Services revenues decreased largely due to reduced demand for services as a result of lower sales of software licenses in the second half of fiscal 2003 as compared to the same period in 2002.

Our revenues from services and maintenance represented 70% and 74% of total revenues for the quarters ended September 30, 2003 and 2002, respectively. Services and maintenance revenues made up a higher percentage of total revenues in the quarter ended September 30, 2002 due primarily to license contract losses we experienced in 2002 with some potential customers due to their concerns over the rapid decline of our stock price in the latter half of September 2002. We believe that, over the long term, revenues from services and maintenance will decrease as a percentage of total revenues as license revenues are anticipated to grow at a greater rate than service and maintenance revenues. We plan to continue to rely on third parties to provide a large part of implementation services to our customers rather than providing those services directly.

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

Total cost of revenues decreased 29% to $4.0 million, or 30% of total revenues, from $5.6 million, or 45% of total revenues, for the quarters ended September 30, 2003 and 2002, respectively. The decrease in total cost of revenues was due to reduced headcount and related allocations for services and maintenance following our restructuring initiatives in fiscal 2003 and 2002.

Licenses

Cost of revenues from licenses consists of product production and shipping costs as well as the cost of third party technologies incorporated into our solutions. Cost of revenues from licenses decreased 33% to $0.2 million from $0.3 million for the quarters ended September 30, 2003 and 2002, respectively. Cost of revenues from licenses as a percentage of revenues from licenses was 4% and 8% for the quarters ended September 30, 2003 and 2002, respectively.

We expect that the cost of revenues from licenses as a percentage of revenues from licenses will generally be in the range of 4% to 8%, although it may fluctuate from quarter to quarter depending on sales mix and costs of third-party technology incorporated into our solutions.

Services and Maintenance

Cost of revenues from services and maintenance decreased 29% to $3.8 million for the quarter ended September 30, 2003 from $5.3 million for the quarter ended September 30, 2002. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 41% and 59% for the quarters ended September 30, 2003 and 2002, respectively. The decrease in cost of revenues from services and maintenance was due primarily to decreased personnel and facilities costs following our restructuring initiatives in fiscal 2002 and 2003.

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

Sales and marketing expenses decreased 46% to $4.9 million from $9.1 million for the quarters ended September 30, 2003 and 2002, respectively. The decreased expenditures for the quarter ended September 30, 2003 were the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans in fiscal 2002 and fiscal 2003, as well as increased operating efficiencies. Sales and marketing expenses decreased as a percentage of total revenues to 37% from 74% for the quarters ended September 30, 2003 and 2002, respectively.

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

Research and development expenses decreased 23% to $3.0 million from $3.9 million for the quarters ended September 30, 2003 and 2002, respectively. This decrease was a result of a reduction in employees and contract labor following the implementation of our restructuring plans and the movement of some research and development functions to our development center in Bangalore, India, which was opened in the second quarter of fiscal 2003. Research and development expenses were 22% and 32% of total revenues for the quarters ended September 30, 2003 and 2002, respectively.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administration and human resources. General and administrative expenses also include legal and other professional fees and bad debt expense.

General and administrative expenses increased 14% to $2.3 million from $2.0 million for the quarters ended September 30, 2003 and 2002, respectively. General and administrative expenses was 17% of total revenues for each of the quarters ended September 30, 2003 and 2002. The increase in general and administrative expenses was due to approximately $0.2 million in professional fees associated with a strategic corporate initiative, which was undertaken by our Board of Directors. This initiative culminated in our agreement with Oak Investment Partners to acquire all the outstanding shares of Pivotal.

Restructuring Costs and other Charges

Restructuring costs and other charges are related to our initiatives to align our operations with changing market conditions and to create a more efficient organization. On July 9, 2003, we undertook a corporate restructuring to further reduce our cost structure and recorded a total restructuring charge of $1.8 million related to workforce reductions and contract settlement costs. Workforce reduction charges of $1.6 million were related to the cost of severance and benefits associated with approximately 85 employees notified of termination. Contract settlement and other costs of $0.2 million related primarily to non-refundable prepaid costs associated with marketing conferences that we subsequently decided not to participate in.

Our potential for future profitability depends on our ability to align costs and expenses to expected revenues. If general economic and business conditions continue to soften, or if the demand for our products or customer relationship management products and services in general is less than we forecast, or if we are unable to maintain costs and expenses within our targeted range, we may incur additional restructuring charges in subsequent periods. See note 3 to the condensed consolidated financial statements for a further description of restructuring costs and other charges.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets during the three months ended September 30, 2003 and 2002 was $0.11 million and $0.02 million, respectively. The increase in amortization of acquired intangibles was due to the amortization of intangible assets acquired from the acquisition of MarketFirst Software, Inc. in October 2002.

Interest and Other Income (Loss)

Interest and other income (loss) consists of earnings on cash and cash equivalents and short-term investments net of interest expense and foreign exchange gains and losses. Interest and other income (loss) was $0.01 million and $(0.3) million for the quarters ended September 30, 2003 and 2002, respectively. During the quarter ended September 30, 2003, interest and other income (loss) was impacted by lower average cash and short-term investment balances. During the three months ended September 30, 2003 and 2002, interest and other income (loss) included foreign exchange losses of $0.01 million and $0.4 million, respectively. The foreign exchange losses were largely attributable to the impact of the depreciation of the U.S. dollar on net liability balances held in our non-U.S. subsidiaries. In addition, on July 1, 2003, we changed the method of accounting for foreign exchange for certain of our foreign operations, with the effect that the foreign exchange effect related to the translation of the financial statements of these entities is now included as a separate component of shareholders’ equity as opposed to being included in the statement of operations. In the quarter ended September 30, 2003, $0.01 million of translation-related foreign exchange gain was charged to shareholders’ equity. The other components of interest and other income (loss) were not material for the periods presented.

Income Taxes

The provision for income taxes was $0.1 million and $0.2 million for the quarters ended September 30, 2003 and 2002, respectively. These income tax amounts were attributable to our operations in the United States, the United Kingdom, France, Australia and Japan.

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

Quarterly results of operations, expressed in United States dollars; all amounts in thousands:

	Three months ended

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar.31,	Dec. 31,
	2003	2003	2003	2002	2002	2002	2002	2001

REVENUES:
License	$3,972	$5,131	$3,554	$7,017	$3,215	$8,849	$7,510	$6,870
Services and maintenance	9,330	9,409	9,581	9,078	9,092	10,223	10,206	9,828

Total revenues	13,302	14,540	13,135	16,095	12,307	19,072	17,716	16,698

COST OF REVENUES:
License(1)	165	243	332	906	247	1,305	385	557
Services and maintenance(2)	3,816	4,626	5,003	4,719	5,346	5,443	5,025	7,521

Total cost of revenues	3,981	4,869	5,335	5,625	5,593	6,748	5,410	8,078

Gross profit	9,321	9,671	7,800	10,470	6,714	12,324	12,306	8,620

OPERATING EXPENSES:
Sales and marketing	4,910	5,361	5,414	7,080	9,056	8,803	8,734	10,476
Research and development	2,987	4,092	4,276	4,126	3,903	3,720	3,636	4,660
General and administrative	2,323	1,904	1,999	2,395	2,030	2,774	2,060	2,780
Restructuring costs and other charges(3)	1,851	419	—	8,596	—	1,364	—	47,878
Amortization of goodwill(4)	—	—	—	—	—	1,506	1,505	5,975
Amortization of acquired intangibles	109	125	133	97	24	88	88	156

Total operating expenses	12,180	11,901	11,822	22,294	15,013	18,255	16,023	71,925

Loss from operations	(2,859)	(2,230)	(4,022)	(11,824)	(8,299)	(5,931)	(3,717)	(63,305)
Other income (loss):
Interest and other income (loss)	5	(131)	(174)	94	(289)	245	345	481
Impairment and loss on sale of investments	—	(275)	—	(78)	—	(1,244)	—	—

	5	(406)	(174)	16	(289)	(999)	345	481

Loss before income taxes	(2,854)	(2,636)	(4,196)	(11,808)	(8,588)	(6,930)	(3,372)	(62,824)
Income tax expense (recovery)	97	221	18	16	163	60	(8)	180

Net loss	$(2,951)	$(2,857)	$(4,214)	$(11,824)	$(8,751)	$(6,990)	$(3,364)	$(63,004)

NOTES:

(1)	Cost of revenues — License for three months ended June 30, 2002 includes $0.8 million of costs related to the withdrawal from certain purchase contracts.

(2)	Cost of revenues — Services and maintenance for three months ended December 31, 2001 includes $1.6 million of costs related to the withdrawal from certain partner contracts.

(3)	Restructuring costs and other charges for the three months ended December 31, 2001 includes $33.0 million of costs related to the impairment of goodwill associated with the acquisitions of Exactium Ltd., Simba Digital Technologies Inc., Software Spectrum CRM, Inc. and Project One Business Technologies Inc. See note 3 to the condensed consolidated financial statements for a further description of the restructuring costs and other charges.

(4)	Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and other Intangible Assets, and accordingly no longer amortize goodwill.

Quarterly results of operations on a percentage of revenue basis:

	Three months ended

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2003	2003	2003	2002	2002	2002	2002	2001

REVENUES:
License	30%	35%	27%	44%	26%	46%	42%	41%
Services and maintenance	70%	65%	73%	56%	74%	54%	58%	59%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

COST OF REVENUES:
License	1%	2%	3%	6%	2%	7%	2%	3%
Services and maintenance	29%	32%	38%	29%	43%	28%	29%	45%

Total cost of revenues	30%	34%	41%	35%	45%	35%	31%	48%

Gross profit	70%	66%	59%	65%	55%	65%	69%	52%

OPERATING EXPENSES:
Sales and marketing	37%	37%	41%	44%	74%	46%	49%	63%
Research and development	22%	28%	33%	26%	32%	20%	21%	28%
General and administrative	17%	13%	15%	15%	17%	15%	12%	17%
Restructuring costs and other charges	14%	3%	—	53%	—	7%	—	287%
Amortization of goodwill	—	—	—	—	—	8%	8%	36%
Amortization of acquired intangibles	1%	1%	1%	1%	—	—	—	1%

Total operating expenses	91%	82%	90%	139%	123%	96%	90%	432%

Loss from operations	(21%)	(16%)	(31%)	(74%)	(68%)	(31%)	(21%)	(380%)
Other income (loss):
Interest and other income (loss)	—	(1%)	(1%)	1%	(2%)	1%	2%	3%
Impairment and loss on sale of investments	—	(2%)	—	(1%)	—	(6%)	—	—

	—	(3%)	(1%)	—	(2%)	(5%)	2%	3%

Loss before income taxes	(21%)	(19%)	(32%)	(74%)	(70%)	(36%)	(19%)	(377%)
Income taxes	1%	1%	—	—	1%	1%	—	1%

Net Loss	(22%)	(20%)	(32%)	(74%)	(71%)	(37%)	(19%)	(378%)

Since the fourth quarter of fiscal 2001, we have witnessed a global economic slow-down and observed its effect on our potential and existing customers. We experienced lower revenues related primarily to decreased license sales as customers have continued to reduce their corporate capital expenditures, delayed the initiation of the purchasing process and deferred the purchasing decision to later dates. As a result of these factors, both the number of license revenue transactions and average transaction size have been negatively impacted. In the quarter ended September 30, 2002, we experienced contract losses with some potential customers due to their concerns over the rapid decline of our stock price in the latter half of September 2002. In the quarter ended March 31, 2003, we experienced decreased license revenues, primarily due to continued economic and geopolitical uncertainty, which was compounded by the start of the invasion of Iraq by the U.S. and Britain. In addition, a pattern of reduced buying by customers during July and August has resulted in lower license revenues in the quarters ended September 30. Services and maintenance revenues have exhibited a lesser degree of variability than license revenues. Services revenues have decreased due to its dependence on software license revenues; these decreases have been partially offset by increases in maintenance revenues due to an increased customer base and renewals of maintenance contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consists of highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less. Short-term investments consist of money market instruments with maturities of less than one year. As of September 30, 2003, we had $1.7 million in cash and cash equivalents, $8.2 million in short-term investments and $3.8 million in restricted cash. Our combined cash, cash equivalents, short-term investments and restricted cash decreased to $13.7 million as of September 30, 2003 from $18.9 million as of June 30, 2003. Our working deficit increased to $5.6 million at September 30, 2003 from $2.8 million at June 30, 2003.

As of September 30, 2003, our principal obligations consisted of restructuring-related liabilities of $6.6 million (including costs assumed on acquisition), of which $3.7 million is expected to be paid within the next 12 months, trade payables of $3.7 million, accrued compensation payable of $3.0 million, taxes payable of $1.5 million and accrued liabilities of $4.1 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets. We anticipate that the majority of our accounts payable, compensation payable and accrued liabilities at September 30, 2003 will be settled during the second quarter of fiscal 2004, which will result in a corresponding decline in the amount of cash and cash equivalents, offset by liabilities associated with activity in the period.

As of September 30, 2003, our future fixed commitments for cash payments related primarily to obligations under non-cancelable operating and capital leases. We lease facilities under non-cancelable operating leases expiring between 2004 and 2012 and certain equipment under non-cancelable operating and capital leases expiring in 2004. Future minimum lease payments and other future fixed commitments are as follows:

	Total	< 1 year	1-3 years	3-5 years	> 5 years

Capital leases and long-term debt	$234	$234	$—	$—	$—
Restructuring liabilities	6,646	3,743	2,385	518	—
Operating leases (excluding amounts charged to restructuring)	28,594	4,490	5,774	5,290	13,040

Total cash obligations	$35,474	$8,467	$8,159	$5,808	$13,040

On August 15, 2003, we amended our credit agreement with a U.S.-based bank. The amended agreement provides us with a $6.0 million credit facility which is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to the Company’s general intangibles. Direct borrowings will bear interest at prime rate plus 0.50%. The agreement requires that we maintain the following two covenants: (a) a maximum net loss for the quarter ending September 30, 2003 of $2.0 million and (b) a minimum qualified cash balance of $7.6 million. Upon violation of the maximum net loss covenant, the borrowing base is restricted to the lesser of $6.0 million and 80% of eligible U.S. and Canada accounts receivable. Upon a violation of the minimum cash covenant, all outstanding letters of credit must be secured by cash collateral and all the outstanding borrowings must be immediately repaid. As at September 30, 2003, we had issued standby letters of credit totaling $5.2 million under the facility, and had no cash borrowings outstanding.

As a result of our net loss for the quarter ended September 30, 2003, we violated the maximum net loss covenant of the credit facility. In accordance with the credit agreement, the violation was immediately automatically waived, and the borrowing base was restricted to the lesser of $6.0 million and 80% of eligible U.S. and Canada accounts receivable. As at September 30, 2003, the amount of outstanding letters of credit was greater than the borrowing base and we were required to post restricted pledged cash in the amount of $3.8 million for the deficiency. The restricted pledged cash amount is counted toward the minimum qualified cash balance. In the future, if we are unable to maintain compliance with our bank covenants, our liquidity could be limited and our business, financial condition and operating results could be materially harmed.

Net cash used in operating activities was $5.4 million and $9.4 million for the quarters ended September 30, 2003 and 2002, respectively. The operating cash outflows during the quarters were primarily the result of our operating losses adjusted for non-cash depreciation, amortization and restructuring charges, and net cash used in operating assets and liabilities. The decrease in net cash used in operating activities was due to the lower net loss incurred in the quarter ended September 30, 2003 as compared the quarter ended September 30, 2002.

Net cash used in investing activities was $1.2 million in the quarter ended September 30, 2003 as compared to net cash provided by investing activities of $4.9 million in the quarter ended September 30, 2002. The decrease in cash flows was primarily related the higher balance of restricted pledged cash required to be posted and to lower proceeds from the sales and maturities of short-term investments. We posted restricted pledged cash of $3.8 million and $1.5 million at September 30, 2003 and 2002, respectively. We received $2.5 million and $6.5 million in proceeds from the sale of short-term investments during the quarters ended September 30, 2003 and 2002, respectively. Net capital expenditures were $0.1 million for each of the three month periods ended September 30, 2003 and 2002.

Net cash provided by financing activities was $0.05 million for the quarter ended September 30, 2003 as compared to net cash used in financing activities of $0.07 million in the quarter ended September 30, 2002. For the quarters ended September 30, 2003 and 2002, the cash inflows from financing activities consisted primarily of net proceeds of $0.3 million and $0.2 million, respectively, from the issuance of common stock pursuant to the exercise of stock options and the Company’s employee stock purchase plan. These inflows were partially offset in 2003 and wholly offset in 2002 by the repayment of capital lease obligations.

Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that, with the expense reduction efforts instituted in fiscal 2003 and in the first quarter of fiscal 2004, existing cash and cash equivalents will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, due to the potential effect that lower cash balances could have on our sales, we may seek additional funds in the future through public or private equity financing, corporate mergers or acquisitions, or from other sources to fund our operations and pursue our growth strategy. On October 8, 2003, we announced a definitive agreement under which Oak Investment Partners has agreed to pay $1.78 cash per share for all of the outstanding shares of the Company. Concurrently, our business will be combined with that of Talisma Corp., a provider of Microsoft-based eService solutions. Oak Investment Partners will be the controlling shareholder of the combined business. The transaction is subject to the approval of our securityholders and the Supreme Court of British Columbia, as well as customary closing conditions. We anticipate that the transaction will close in November or December of 2003 however, no assurance can be provided that the transaction will be completed on this timeframe, or at all. See “Forward-Looking Statements” and Exhibit 99.1 under the heading “Risk Factors”.

The definitive agreement relating to our proposed transaction with Oak Investment Partners and Talisma Corp. provides that, on the occurrence of certain events, Talisma Corp. will be entitled to a break fee of $1.5 million from us. These events include circumstances where our Board of Directors has withdrawn its support of the proposed transaction, or the Board of Directors has supported a competing transaction, or the transaction is not completed due to the existence of an unsupported competing transaction which is completed within 12 months after the date of the definitive agreement. The break fee is payable in immediately available funds within three business days of the first to occur of these events. Any requirement to pay the break fee would adversely impact our cash and cash equivalents and our financial position and could impact our ability to fund our current level of operations. In the event that we are required to pay the break fee, we may be required to reduce operating expenditures and incur additional future restructuring charges.

Should our results for subsequent quarters fall below the results we achieved in the fourth quarter of 2003 or should we be required to pay the break fee of $1.5 million, we may need to take action to further restructure our operations to preserve our cash. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in the Company. To the extent that we require financing and are unable to obtain it, we would be forced to significantly curtail our operations.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Our customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. We perform ongoing credit evaluations of our customers and normally do not require collateral or other security to support credit sales. We provide an allowance for bad debts based on historical experience and specifically identified risks. If the creditworthiness of certain customers deteriorates, or their business fails, we may experience additional bad debt expenses. During the three month period ended September 30, 2003, we recorded an expense for provisions for doubtful debts, net of recoveries of previously written-off accounts receivable, totaling $0.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of this Statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As at September 30, 2003, we were not party to any reportable off-balance sheet arrangements.

PART I — ITEM 3

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

While interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. Based on analysis of our balances as of September 30, 2003, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operation, or cash flows.

FOREIGN CURRENCY RISK

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign exchange rates. The majority of our sales are denominated in U.S dollars, the currency in which we report our financial statements; however we do conduct a portion of our sales in currencies other than the U.S. dollar, including the British pound and Euro.

We are exposed to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars on consolidation. Any translation gains or losses from foreign currency remeasurement into functional currency are included in the consolidated statement of operations. As exchange rates vary, these results when translated may impact our overall expected financial results. Assets and liabilities of the majority of our European subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are recorded directly to accumulated comprehensive income, a separate component of stockholders’ equity. Any transaction gains or losses are reflected in the consolidated statement of operations.

We also have exposure to foreign currency rate fluctuations when we translate cash from one currency into another to fund operational requirements. While the majority of our European operations fund their operations from local denominated revenues, we may be exposed to foreign exchange gains or losses on the conversion of U.S. dollars to other currencies such as Canadian dollars. In addition, we have exposure to the change in rates as the result of timing differences between expenses being incurred and paid. As exchange rates vary, we may experience a negative impact on financial results.

We regularly analyze the sensitivity of our foreign exchange positions to measure foreign exchange risk. At September 30, 2003, a 10% shift in foreign exchange rates would not have materially impacted our foreign exchange loss because our foreign currency net asset position was immaterial. We cannot predict the effect of exchange rate fluctuations upon our future results. To date, we have not engaged in hedging the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

PART I — ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in reports that we file or submit under the Exchange Act.

Changes in internal controls

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

PART II — ITEM 4

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITYHOLDERS

On or about October 21, 2003, we distributed to our shareholders a Notice of Extraordinary General Meeting to be held on November 18, 2003 and Management Information Circular and Notice of Hearing of Petition for Arrangement under the Company Act (British Columbia) relating to a proposed arrangement involving us and our common shareholders and 675786 B.C. Ltd., a wholly-owned subsidiary of Talisma Corp. The proposed arrangement is to be considered and voted upon at the meeting.

PART II — ITEM 5

OTHER INFORMATION

On September 30, 2003, Christopher Lochhead resigned as a director. The Board of Directors appointed Divesh Sisodraker, our Chief Financial Officer, as director to serve until the next annual meeting of shareholders.

PART II — ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
No.	Description

2.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel, Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999

2.2(2)	Stock Purchase Agreement among Pivotal and Industrial & Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000

2.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all the Shares of Simba Technologies Inc. dated May 29, 2000

2.4(12)	Agreement and Plan of Merger among Pivotal, Pivotal Corporation, a Washington corporation, Pivotal Merger Subsidiary, Inc., MarketFirst Software, Inc. and other shareholders of MarketFirst Software, Inc. dated October 2, 2002

3.1(4)	Memorandum and Articles

4.1(4)	Specimen of common share certificate

4.2(4)	Registration Rights (included in Exhibit 10.14)

4.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)

4.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)

4.5(8)	Specimen of common share certificate as of August 17, 2000

#10.1(4)	Employee Share Purchase Plan

10.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.

10.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington

10.7(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998

10.8(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.9(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998

10.10(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998

10.11(4)	Canadian Imperial Bank of Commerce Schedule — Standard Credit Terms dated March 18, 1998

10.12(4)	Canadian Imperial Bank of Commerce Schedule — Standard Credit Terms dated March 18, 1998

#10.13(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal

10.14(4)	Investors’ Rights Agreement dated January 15, 1999

10.15(5)	Lease dated April 14, 2000 among Deramore Holdings Limited (1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland Employment Agreement between Vince Mifsud and Pivotal dated November 10, 1998

#10.17(6)	Exactium Ltd. 1999 Stock Option Plan

#10.18(7)	Simba Technologies Inc. Incentive Stock Option Plan, as amended

#10.19(8)	Amended and Restated Incentive Stock Option Plan

10.20(8)	Restated Offer to Lease dated July 28, 2000 between PCI Properties Corporation and Pivotal with respect to premises located in Vancouver, B.C.

10.21(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.22(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.

10.23(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas

10.24(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia

10.25(8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England

#10.26(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001

10.27(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

10.28(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998

#10.29(9)	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002

10.30(10)	Loan Agreement between Canadian Imperial Bank of Commerce and Pivotal dated December 31, 2001

#10.31(11)	Employment Agreement between John O’Hara and Pivotal dated June 5, 2001

#10.32(11)	Employment Agreement between Robert Douglas and Pivotal dated October 21, 2001

#10.33(11)	Employment Agreement between Joe Dworak and Pivotal dated October 19, 2001

#10.34(11)	Employment Agreement between James Warden and Pivotal dated May 18, 1999

10.35(11)	Lease Amendment Agreement made as of April 22, 2002 between 354875 B.C. Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.

10.36(11)	Modification of Lease dated January 8, 2002 between B.C. Rail Ltd. and Pivotal

10.37(11)	Sub-lease dated September 19, 2001 between The H.W. Wilson Company Inc. and Pivotal with respect to premises located in Dublin, Republic of Ireland

10.38(11)	Sub-lease dated August 18, 2000 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

10.39(11)	Lease Extension dated October 30, 2001 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.

10.40(11)	Lease made May 7, 2000 between 1102758 Ontario Limited and Pivotal with respect to premises located in Toronto, ON

#10.41(11)	Loan Agreement made as of January 29, 2001 between Pivotal and Andre Beaulieu

#10.42(11)	Amendment of Loan Agreement dated May 29, 2002 between Pivotal and Andre Beaulieu

10.43(11)	Sub-lease dated August 29, 2000 between Pivotal and Primus Telecommunications (Canada) Inc. with respect to premises located in Vancouver, B.C.

10.44(11)	Amendment of Lease Extension dated April 29, 2002 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.45(13)	Lease dated August 18, 2000 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.

10.46(14)	Credit Agreement with CIBC dated December 24, 2002

10.45(14)	Loan and Security Agreement with Silicon Valley Bank dated December 2002

10.47(15)	Amendment of Loan and Security Agreement with Silicon Valley Bank dated August 2003

#10.48(15)	Employment Agreement between Jesper Andersen and Pivotal dated March 14, 2002

10.49(16)	Arrangement Agreement (as amended) dated October 7, 2003 between Pivotal and 675786 B.C. Ltd., Talisma Corp., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund — A.L.P., Oak Investment Partners IX, L.P., Oak Investment Partners X, L.P., and Oak X Affiliates Fund, L.P.

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)

32.1	Rule 13a-14(b) Certification (Chief Executive Officer)

32.1	Rule 13a-14(b) Certification (Chief Financial Officer)

99.1	Risk Factors

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Pivotal’s Form 8-K filed on January 25, 2000.

(2)	Incorporated by reference to Pivotal’s Form 8-K filed on June 19, 2000.

(3)	Incorporated by reference to Pivotal’s Form 8-K filed on July 11, 2000.

(4)	Incorporated by reference to Pivotal’s Registration Statement on Form F-1 (No. 333-82871).

(5)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2000.

(6)	Incorporated by reference to Pivotal’s Registration Statement on Form S-8 (No. 333-39922).

(7)	Incorporated by reference to Pivotal’s Registration Statement on Form S-8 (No. 333-42460).

(8)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2001.

(9)	Incorporated by reference to Pivotal’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(10)	Incorporated by reference to Pivotal’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2002.

(12)	Incorporated by reference to Pivotal’s Form 8-K filed on October 29, 2002.

(13)	Incorporated by reference to Pivotal’s Form 10-Q filed on November 14, 2002.

(14)	Incorporated by reference to Pivotal’s Form 10-Q filed on February 14, 2003.

(15)	Incorporated by reference to Pivotal’s Form 10-K filed on September 29, 2003.

(16)	Incorporated by reference to Pivotal’s Form 8-K filed on October 24, 2003.

(b)	Reports on Form 8-K

The Company furnished a Form 8-K on July 24, 2003 pursuant to Items 9 and 12 attaching a press release regarding the Company’s operating results for the fourth quarter and year ended June 30, 2003 and the Company’s achievements during fiscal 2003. The information in a Form 8-K furnished pursuant to Items 9 and 12 shall not be deemed to be filed under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

PIVOTAL CORPORATION

/s/ Divesh Sisodraker Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)