Form 10-Q
period 2003-12-31
PIVOTAL CORP
filed 2004-02-17
CIK 1086329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Common shares outstanding at January 30, 2004: 26,649,783

PIVOTAL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I — ITEM 1: FINANCIAL STATEMENTS

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars; all amounts in thousands)

	December 31,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,136	$8,227
Short-term investments	305	10,663
Restricted cash	5,873	—
Accounts receivable, net	7,277	8,248
Prepaid expenses and other	2,285	3,526

Total current assets	20,876	30,664
Property and equipment, net	2,148	3,083
Goodwill	9,484	9,941
Acquired intangibles, net	437	655
Other assets	979	973

Total assets	$33,924	$45,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,222	$14,929
Current portion of accrued restructuring costs	2,046	3,554
Current portion of restructuring costs assumed on acquisition	921	1,270
Deferred revenue	9,803	13,275
Note payable	2,000	—
Current portion of obligations under capital leases and long-term debt	214	481

Total current liabilities	28,206	33,509
Non-current portion of accrued restructuring costs	2,423	3,105
Non-current portion of restructuring costs assumed on acquisition	354	567
Non-current portion of obligations under capital leases and long-term debt	—	37

Total liabilities	30,983	37,218
Commitments and contingencies (Note 8)
Liquidity (Note 11)
Shareholders’ equity:
Preferred shares, undesignated, no par value: authorized shares — 20,000; no shares issued and outstanding	—	—
Common shares and additional paid-in capital, no par value:
authorized shares — 200,000; issued and outstanding shares — 26,425 and 25,717 at December 31, 2003 and June 30, 2003, respectively	180,362	179,932
Accumulated other comprehensive income	11	—
Accumulated deficit	(177,432)	(171,834)

Total shareholders’ equity	2,941	8,098

Total liabilities and shareholders’ equity	$33,924	$45,316

See notes to condensed consolidated financial statements.

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed In United States Dollars, all amounts in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues:
License	$4,305	$7,017	$8,277	$10,232
Services and maintenance	10,010	9,078	19,340	18,170

Total revenues	14,315	16,095	27,617	28,402

Cost of revenues:
License	239	906	404	1,153
Services and maintenance	4,238	4,719	8,054	10,065

Total cost of revenues	4,477	5,625	8,458	11,218

Gross profit	9,838	10,470	19,159	17,184

Operating expenses:
Sales and marketing	4,654	7,080	9,564	16,136
Research and development	2,867	4,126	5,854	8,029
General and administrative	2,086	2,395	4,190	4,425
Restructuring costs and other charges	—	8,596	1,851	8,596
Acquisition transaction costs	2,617	—	2,836	—
Amortization of acquired intangibles	109	24	218	48

Total operating expenses	12,333	22,221	24,513	37,234

Loss from operations	(2,495)	(11,751)	(5,354)	(20,050)
Interest and other income (loss)	(69)	16	(64)	(273)

Loss before income taxes	(2,564)	(11,735)	(5,418)	(20,323)
Income taxes	83	16	180	179

Net loss	$(2,647)	$(11,751)	$(5,598)	$(20,502)

Loss per share
Basic and diluted	$(0.10)	$(0.47)	$(0.21)	$(0.83)

Weighted average number of shares used to calculated loss per share
Basic and diluted	26,340	25,161	26,264	24,737

See notes to condensed consolidated financial statements.

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
(Expressed In United States Dollars; all amounts in thousands)
(Unaudited)

	Common Shares and		Accumulated
	Additional Paid-in		Other		Total
	Capital		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Income	Deficit	Equity (Deficit)

Balance, June 30, 2003	25,717	$179,932	$—	$(171,834)	$8,098
Comprehensive loss:
Net loss	—	—	—	(2,951)	(2,951)
Cumulative translation adjustment	—	—	10	—	10

Total comprehensive loss					(2,941)

Issuance of common shares on exercise of stock options	196	101	—	—	101
Issuance of common shares related to Employee Stock Purchase Plan	362	231	—	—	231

Balance, September 30, 2003	26,275	$180,264	$10	$(174,785)	$5,489
Comprehensive loss:
Net loss	—	—	—	(2,647)	(2,647)
Cumulative translation adjustment	—	—	1	—	1

Total comprehensive loss					(2,646)

Issuance of common shares on exercise of stock options	150	98	—	—	98

Balance, December 31, 2003	26,425	$180,362	$11	$(177,432)	$2,941

See notes to condensed consolidated financial statements.

PIVOTAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed In United States Dollars; all amounts in thousands)
(Unaudited)

	Six months ended December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,598)	$(20,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	611	1,001
Amortization of acquired intangibles	218	48
Amortization of deferred share-based compensation	—	12
Non-cash restructuring costs	160	844
(Gain) loss on disposal of other assets	(1)	78
Change in operating assets and liabilities
Accounts receivable	971	4,016
Prepaid expenses and other	1,081	228
Accounts payable and accrued liabilities	(1,418)	(1,612)
Accrued restructuring costs	(2,769)	3,616
Deferred revenue	(3,472)	(821)

Net cash used in operating activities	(10,217)	(13,092)

Cash flows from investing activities:
Change in restricted cash	(5,873)	(1,240)
Sales and maturities of short-term investments	10,358	66,605
Purchases of short-term investments	—	(56,942)
Receipt of earn out payment	465	—
Recovery of acquired receivables	107	—
Purchase of property and equipment	(75)	(1,132)
Proceeds on disposal of property and equipment	13	16
Net cash acquired on acquisition of MarketFirst Software, Inc.	—	2,515
Sale of long-term investments	—	410
Other non-operating assets	5	26

Net cash provided by investing activities	5,000	10,258

Cash flows from financing activities:
Note payable	2,000	—
Repayment of obligations under capital lease	(304)	(295)
Proceeds from issuance of common shares	430	199

Net cash provided by (used in) financing activities	2,126	(96)

Net decrease in cash and cash equivalents	(3,091)	(2,930)
Cash and cash equivalents, beginning of period	8,227	20,322

Cash and cash equivalents, end of period	$5,136	$17,392

Supplemental non-cash investing and financing disclosure:
Issuance of common shares on acquisition	—	$319

See notes to condensed consolidated financial statements.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements included in the Pivotal Corporation Annual Report on Form 10-K for the year ended June 30, 2003. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of December 31, 2003, and the three and six months ended December 31, 2003 and 2002, are unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. As described in Note 11, there are certain circumstances which may affect this assumption. If these circumstances lead to conditions which negatively impact the Company’s ability to continue as a going concern, certain adjustments to the carrying value of the assets and liabilities of the Company may result.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. The interim results are not necessarily indicative of results for any subsequent quarter or for the year ending June 30, 2004. Certain prior year amounts have been reclassified to conform to current periods’ presentation.

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

Stock-based Compensation

Pivotal issues stock options to its employees and outside directors and provides employees the right to purchase its stock pursuant to stockholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No additional stock-based compensation expense is reflected in net loss for the three or six months ended December 31, 2003 and 2002, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. Deferred compensation expense of $473 was recorded during fiscal 1999 and was fully amortized over the four years ended June 30, 2003.

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

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	$(2,647)	$(11,751)	$(5,598)	$(20,502)
Add: Deferred share-based compensation	—	6	—	12
Less: Total stock-based compensation expense determined under the fair value based method for all awards	(1,571)	(783)	(3,187)	(7,068)

Pro forma net loss	$(4,218)	(12,528)	$(8,785)	$(27,558)

Basic and diluted loss per share
As reported	$(0.10)	$(0.47)	$(0.21)	$(0.83)
Pro forma	$(0.16)	$(0.50)	$(0.33)	$(1.11)

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

	Three months ended		Six months ended
	December 31,		December 31,

Employee and Director Stock Options	2003	2002	2003	2002

Volatility factor of expected market price of Pivotal’s shares	85%	123%	85%	123%
Dividend yield	—	—	—	—
Weighted average expected life of stock options	4.0 years	4.0 years	4.0 years	4.0 years
Risk free interest rates	2.3%	3.0%	2.3%	3.0%
Weighted average fair value at grant date	$1.25	$0.55	$0.97	$0.59

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation (Continued)

	Three months ended		Six months ended
	December 31,		December 31,

Employee Stock Purchase Plan	2003	2002	2003	2002

Volatility factor of expected market price of Pivotal’s shares	85%	123%	85%	123%
Dividend yield	—	—	—	—
Weighted average expected life of stock options	0.5 years	0.5 years	0.5 years	0.5 years
Risk free interest rates	2.3%	3.0%	2.3%	3.0%
Weighted average fair value at grant date	$0.15	$1.12	$0.15	$1.12

Foreign Currency Translation

The functional currency of the Company and its subsidiaries is determined in accordance with SFAS No. 52, Foreign Currency Translation (SFAS 52). The Company’s reporting currency is the United States dollar.

Historically, the functional currency of all of the Company’s subsidiaries has been the U.S. dollar. Foreign currency denominated monetary assets and liabilities have been remeasured into the U.S. dollar at end-of-period exchange rates with non-monetary assets and liabilities remeasured at historical exchange rates. Revenues and expenses have been remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement have been included in the consolidated statements of operations.

As of July 1, 2003, the Company concluded that the operations of certain of its foreign subsidiaries had evolved to the point where their functional currencies are their respective local currencies. This primarily impacted the European subsidiaries where it was determined that such subsidiaries functioned as self-contained foreign operations. Accordingly, at the end of every period, their assets and liabilities are translated to the U.S. dollar at the rates of exchange in effect at the end of the period, and revenues and expenses are translated at the weighted average monthly rates for the period, with the resulting translation adjustments recorded directly to accumulated comprehensive income, a separate component of shareholders’ equity. Any transaction gains or losses are reflected in the consolidated statement of operations.

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

Recent Accounting Pronouncements (Continued)

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

Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software

In August 2003, the EITF reached a consensus on Issue 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on the Company’s consolidated financial results.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. SAB 104 revises or rescinds portions of interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of this Staff Accounting Bulletin did not have an impact on the Company’s financial position, results of operations or cash flows.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

3.	RESTRUCTURING COSTS AND OTHER CHARGES

Fiscal 2004

On July 9, 2003, the Company undertook a corporate restructuring to further reduce its cost structure and recorded a total restructuring charge of $1,851, which was comprised of workforce reduction and contract settlement costs. Workforce reduction charges of $1,613 were related to the cost of severance and benefits associated with approximately 85 employees notified of termination during the three months ended September 30, 2003. Contract settlement and other costs of $238 related primarily to non-refundable prepaid costs associated with marketing conferences that Pivotal subsequently decided not to participate in. During the six months ended December 31, 2003, the Company paid out $1,550 in connection with these restructuring activities.

The following summarizes the activity for restructuring undertaken in the six months ended December 31, 2003:

	Severance and	Contract Settlement
	Benefits	Costs/Other	Total

Restructuring charges, three months ending September 30, 2003	$1,613	$238	$1,851
Cash payments	(1,429)	(78)	(1,507)
Non-cash portion	—	(160)	(160)

Reserve balances September 30, 2003	184	—	184
Cash payments	(43)	—	(43)

Reserve balances December 31, 2003	$141	$—	$141

Current Portion	$—	$—	$—
Non-current Portion	141	—	141

	$141	$—	$141

Fiscal 2003

During the year ended June 30, 2003, Pivotal recorded a total restructuring charge of $9,048, of which $452 was recognized in the fourth quarter and $8,596 was recognized in the second quarter. The Company also adjusted downward the reserve relating to the fiscal 2002 restructuring initiatives by $33. The net restructuring costs charged to the Statement of Operations was $9,015 for the year ended June 30, 2003. The fourth quarter charge of $452 was comprised of severance and associated costs related to approximately 10 employees notified of termination, the net lease cost related to an office closure and the writedown of computer and other equipment. The second quarter charge of $8,596 included costs related to the termination of approximately 120 employees, consolidation of excess facilities and contract settlements on equipment operating leases. During the six months ended December 31, 2003, the Company paid out $1,869 in connection with fiscal 2003 restructuring activities.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

3.	RESTRUCTURING COSTS AND OTHER CHARGES (Continued)

Fiscal 2003 (Continued)

The following summarizes the change in the reserve balances related to the restructuring undertaken in the fourth quarter of fiscal 2003:

		Excess
	Severance and	Facilities/Asset
	Benefits	Impairments	Total

Reserve balances, June 30, 2003	$389	$21	$410
Cash payments	(222)	(21)	(243)

Reserve balances, September 30, 2003	167	—	167
Cash payments	(103)	—	(103)

Reserve balances December 31, 2003	$64	$—	$64

Current Portion	$64	$—	$64
Non-current Portion	—	—	—

	$64	$—	$64

The following summarizes the change in the reserve balances related to the restructuring undertaken in the second quarter of fiscal 2003:

		Excess	Contract
	Severance and	Facilities/Asset	Settlement
	Benefits	Impairments	Costs/Other	Total

Reserve balances, June 30, 2003	$112	$2,604	$249	$2,965
Cash payments	—	(1,043)	(78)	(1,121)

Reserve balances, September 30, 2003	112	1,561	171	1,844
Cash payments	(39)	(286)	(77)	(402)

Reserve balances, December 31, 2003	$73	$1,275	$94	$1,442

Current Portion	$—	$995	$94	$1,089
Non-current Portion	73	280	—	353

	$73	$1,275	$94	$1,442

Fiscal 2002

During the year ended June 30, 2002, Pivotal recorded charges of $51,167 related to both restructuring activities and intangible asset writedowns. These charges included restructuring costs of $18,180 associated with the termination of approximately 200 employees, consolidation of excess facilities, contract settlement costs and tangible asset impairments. In addition, Pivotal recorded a charge of $32,987 related to the impairment of previously recorded goodwill and other purchased intangible assets. During the six months ended December 31, 2003, the Company paid out $462 in connection with restructuring activities initiated in fiscal 2002.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

3.	RESTRUCTURING COSTS AND OTHER CHARGES (Continued)

Fiscal 2002 (Continued)

The following summarizes the change in the reserve balances related to the restructuring undertaken during fiscal 2002:

	Severance and	Excess Facilities /	Contract Settlement
	Benefits	Asset Impairments	Costs/Other	Total

Reserve balances, June 30, 2003	$67	$2,931	$286	$3,284
Cash payments	—	(320)	(15)	(335)

Reserve balances, September 30, 2003	67	2,611	271	2,949
Cash payments	—	(127)	—	(127)

Reserve balances, December 31, 2003	$67	$2,484	$271	$2,822

Current Portion	$—	$793	$100	$893
Non-current Portion	67	1,691	171	1,929

	$67	$2,484	$271	$2,822

4.	ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	December 31,	June 30,
	2003	2003

Trade accounts receivable	$9,694	$10,372
Less: Allowance for doubtful accounts	(2,417)	(2,124)

	$7,277	$8,248

5.	GOODWILL AND ACQUIRED INTANGIBLES

The change in the carrying amount of goodwill during the six months ended December 31, 2003 was as follows:

Balance as of June 30, 2003	$9,941
Reduction related to the recovery of acquired receivables	(107)
Reduction related to earn out payment received	(465)
Adjustment of accrual for restructuring costs assumed on acquisition	115

Balance as of December 31, 2003	$9,484

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

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLES (Continued)

The components of acquired intangibles are as follows:

	December 31,	June 30,
	2003	2003

Acquired technology	$1,236	$1,236
Less: accumulated amortization	(799)	(581)

Acquired intangibles, net	$437	$655

Identifiable intangibles (acquired technology) are amortized using the straight-line method over the useful lives of the assets, ranging from 26 to 36 months. As of December 31, 2003, future amortization expense related to the acquired technology is as follows:

Six month period ended June 30, 2004	$219
Year ended June 30, 2005	218

Total	$437

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are as follows:

	December 31,	June 30,
	2003	2003

Trade accounts payable	$3,372	$4,874
Accrued compensation	2,950	3,727
Accrued acquisition costs	514	514
Taxes payable	2,069	1,423
Other accrued liabilities	4,317	4,391

	$13,222	$14,929

7.	NOTE PAYABLE

On December 6, 2003, Pivotal received a $2,000 loan from chinadotcom corporation (CDC) bearing interest at the US prime rate, pursuant to a merger agreement entered into between CDC, CDC Software Corporation and Pivotal. The funds were to be used by Pivotal to pay a $1,500 break fee to Talisma Corp. upon the termination of its agreement with Oak Investment Partners and certain other incremental transaction costs related to executing the agreement with CDC. The loan is secured by a security interest ranking subordinate to Pivotal’s existing credit facilities on (i) all of Pivotal’s and its United States and Canadian subsidiaries’ cash; and (ii) all of the issued and outstanding shares of capital stock of Pivotal’s United States and Canadian subsidiaries. In the event that the merger agreement with CDC is terminated, the outstanding principal balance of the note and interest thereon are payable on demand by CDC. (See Notes 11 and 12)

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES

Credit Facilities

On December 6, 2003, Pivotal amended its credit agreement with a U.S.-based bank. The amended agreement provides Pivotal with a $6,000 credit facility which is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to the Company’s general intangibles. Direct borrowings will bear interest at prime rate plus 0.50%. At the end of the second quarter of 2004, the Company had violated both the maximum net loss covenant and the minimum cash covenant and in accordance with the credit agreement, the violations were automatically waived, and the facility is currently secured by cash. There are no additional financial covenants. As at December 31, 2003, the amount of outstanding letters of credit was $5,873, all of which were secured by the credit facility, which in turn is secured by cash. As a result, there is no borrowing capacity on this facility at this time.

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

9.	SEGMENT AND GEOGRAPHIC INFORMATION

Pivotal’s business involves the development, marketing, selling, implementing and supporting of Internet and corporate network-based software applications used for managing customer and selling partner relationships. Pivotal licenses and markets products internationally. Pivotal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for the purpose of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software. The Company does not prepare reports for, or measure the performance of, its individual software applications and, accordingly, the Company has not presented revenue or any other related financial information by individual software product.

	Three months ended		Six months ended
	December 31,		December 31,

Total Revenues	2003	2002	2003	2002

North America	$8,447	$10,611	$15,489	$18,461
Europe, Middle East, Africa	4,449	4,454	9,742	8,059
Asia Pacific, Latin America	1,419	1,030	2,386	1,882

	$14,315	$16,095	$27,617	$28,402

During the three and six months ended December 31, 2003 and 2002, no single customer accounted for 10% or more of Pivotal’s total revenue.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

10.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2001, Pivotal loaned Cdn $124 to a senior officer. This loan was non-interest bearing and unsecured. The senior officer’s employment was terminated on August 15, 2003 and, pursuant to an agreement dated May 29, 2002, the outstanding loan balance of Cdn $82 was repaid.

On October 1, 2001, Pivotal entered into a consulting agreement with Christopher Lochhead. Mr. Lochhead was appointed to Pivotal’s Board of Directors on November 27, 2001. During the quarter ended September 30, 2002, Pivotal paid Mr. Lochhead a total of $47 pursuant to the agreement. The consulting agreement with Christopher Lochhead was terminated effective September 30, 2002 and Mr. Lochhead resigned from the Board of Directors on September 30, 2003.

11.	LIQUIDITY

Pivotal currently has a credit facility with a U.S.-based bank that allows the Company to borrow up to the lesser of $6,000 and 80% of eligible U.S. and Canadian accounts receivable. Due to a violation of the minimum cash covenant during the second quarter of fiscal 2004, at December 31, 2003, the facility was secured by short-term investments of $5,873. There are no additional financial covenants. As at December 31, 2003, the amount of outstanding letters of credit was $5,873, all of which were secured by the credit facility, which in turn is secured by cash. As a result, there is no borrowing capacity on this facility at this time. The facility will expire on April 1, 2004 and Pivotal expects that it will be required to maintain equivalent cash security on any renewed facility.

Assuming the Company’s future revenue performance is comparable to the most recent quarterly periods reported, the Company believes that, with the expense reduction efforts instituted in fiscal 2003 and in the first quarter of fiscal 2004, existing cash, cash equivalents and short-term investments will be sufficient to meet its operating, capital and current merger-related requirements for at least the next 12 months. However, due to the potential effect that lower cash balances could have on its sales, the Company may seek additional funds in the future through public or private equity financing, corporate mergers or acquisitions, or from other sources to fund its operations and pursue its strategy.

On December 6, 2003, Pivotal entered into an arrangement agreement with chinadotcom corporation (CDC) and CDC Software Corporation (CDC Software), pursuant to which CDC Software proposes to acquire all of the outstanding shares of Pivotal (discussed more fully below). On the occurrence of certain events leading to the termination of the agreement, CDC will be entitled to a break fee of $1,800 from Pivotal. In addition, in the event of the termination of the agreement, the outstanding principal of the $2,000 loan from CDC and interest thereon is payable on demand by CDC at any time. Any requirement to pay the break fee, repay the loan, or failure to close the merger with CDC in a timely manner would adversely impact Pivotal’s cash and cash equivalents and its financial position and could impact its ability to fund its current level of operations. In the event that Pivotal is required to pay the break fee or repay the loan, Pivotal may be required to reduce operating expenditures, its scope of operations and incur additional future restructuring charges.

Should Pivotal’s results for subsequent quarters fall below the results it achieved in the most recent quarterly periods reported, be required to pay the break fee of $1,800, repay the $2,000 loan from CDC or fail to close the merger with CDC in a timely manner, Pivotal may need to take action to further restructure its operations to preserve its cash or raise additional capital through debt or equity financing. Pivotal may experience difficulty in obtaining funding on favorable terms, if at all.

Any financing Pivotal might obtain may contain covenants that restrict its freedom to operate its business or may require Pivotal to issue securities that have rights, preferences or privileges senior to its common stock and may dilute current shareholders’ ownership interest in Pivotal. To the extent that Pivotal requires financing and is unable to obtain it, Pivotal would be forced to significantly curtail its operations.

PIVOTAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In United States Dollars; all amounts in thousands except per share data)
(Unaudited)

12.	PENDING ACQUISITION

On December 6, 2003, Pivotal, chinadotcom corporation (CDC) and CDC Software Corporation (CDC Software), a wholly-owned subsidiary of CDC, entered into an arrangement agreement, pursuant to which CDC Software proposes to acquire all of the outstanding shares of Pivotal in exchange for, at the option of each Pivotal shareholder, either (i) $2.00 cash per Pivotal share or (ii) $2.14 per Pivotal share, comprised of (a) $1.00 cash plus (b) $1.14 of common shares of CDC. The number of CDC shares to be issued will depend on the average closing price of the CDC shares on the Nasdaq National Market over the ten trading day period ending two days prior to the closing and there are no caps or collars applicable to the calculation.

The transaction is subject to the approval of Pivotal’s securityholders and the Supreme Court of British Columbia, as well as customary closing conditions. Pivotal anticipates that the transaction will close in late February of 2004. (See Note 7)

PART I — ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

Statements in this filing about our future results, levels of activity, performance, goals or achievements or other future events, including statements regarding the proposed transaction with chinadotcom corporation and CDC Software Corporation, constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading “Risk Factors” in Exhibit 99.1 to this report, which is hereby incorporated by reference in this report.

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

Our products are used in 44 countries and are available in English, French, German, Spanish, Portuguese, Japanese, Chinese and Hebrew. More than 1,670 companies around the world have licensed Pivotal. We market and sell our products through a direct sales force as well as through third-party solution providers.

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

Strategic Update

In early 2003, our Board of Directors undertook a strategic corporate initiative to maximize value for shareholders of Pivotal. As a result of this process, on October 7, 2003, we entered into an arrangement agreement with Oak Investment Partners (Oak), pursuant to which one of Oak’s affiliates would have acquired all of the outstanding shares of Pivotal for $1.78 cash per Pivotal share. On November 12, 2003, Onyx Corporation made an unsolicited proposal to acquire Pivotal in an all-stock transaction, which was rejected. On November 14, 2003, we received an unsolicited proposal from chinadotcom corporation (CDC) to enter into negotiations regarding a possible transaction. On November 30, 2003, CDC presented with a firm acquisition offer which the Board of Directors determined to be superior to the agreement with Oak. Oak declined the opportunity to increase their offer and our agreement with Oak was terminated.

On December 6, 2003, we entered into an arrangement agreement with CDC and CDC Software Corporation (CDC Software), a wholly-owned subsidiary of CDC, pursuant to which CDC Software proposes to acquire all of the outstanding shares of Pivotal in exchange for, at the option of each of our shareholders, either (i) $2.00 cash per Pivotal share or (ii) $2.14 per Pivotal share, comprised of (a) $1.00 cash plus (b) $1.14 of common shares of CDC. The number of CDC shares to be issued will depend on the average closing price of the CDC shares on the Nasdaq National Market over the ten trading day period ending two days prior to the closing and there are no caps or collars applicable to the calculation.

The transaction is subject to the approval of our securityholders and the Supreme Court of British Columbia, as well as customary closing conditions. We anticipate that the transaction will close in late February of 2004; however, no assurance can be provided that the transaction will close within this timeframe, or at all. See “Forward-Looking Statements” and Exhibit 99.1 under the heading “Risk Factors”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, goodwill and intangible assets and restructuring and other charges.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

RESULTS OF OPERATIONS

The following table presents selected financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended December 31, 2003 and 2002, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

	Three months ended		Six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues:
License	30%	44%	30%	36%
Services and maintenance	70%	56%	70%	64%

Total revenues	100%	100%	100%	100%

Cost of Revenues:
License	2%	6%	1%	4%
Services and maintenance	29%	29%	29%	35%

Total cost of revenues	31%	35%	30%	39%

Gross profit	69%	65%	70%	61%

Operating expenses:
Sales and marketing	32%	44%	35%	57%
Research and development	20%	26%	21%	28%
General and administrative	15%	15%	15%	16%
Restructuring and other charges	—%	53%	7%	30%
Acquisition transaction costs	18%	—%	10%	—%
Amortization of acquired intangibles	1%	—%	1%	—%

Total operating expenses	86%	138%	89%	131%

Loss from operations	(17%)	(73%)	(19%)	(70%)
Interest and other income (loss)	—%	—%	—%	(1%)

Loss before income taxes	(17%)	(73%)	(19%)	(71%)
Income taxes	1%	—%	1%	1%

Net loss	(18%)	(73%)	(20%)	(72%)

REVENUES

In the quarter ended December 31, 2003, total revenues decreased 11% to $14.3 million as compared to total revenues of $16.1 million for the quarter ended December 31, 2002. Total revenues for the six month period ended December 31, 2003 decreased 3% to $27.6 million as compared with $28.4 million for the six months ended December 31, 2002.

The market for our solutions and related services is unpredictable. Our sales are susceptible to fluctuations in the economy and the corresponding effect on corporate purchasing habits can create a reluctance of companies to acquire significant software systems. Beginning in the fourth quarter of fiscal 2001, we have experienced a reduction of revenues and unpredictable selling cycles, which we believe are attributable to the global economic slow-down and the resulting reduction in corporate capital budgets, particularly for information technology. In addition, the application software industry continues to be affected by the uncertainties resulting from the speculation of further consolidation within the industry. These market conditions may continue to deteriorate or stabilize at depressed levels. The severity and duration of any further deterioration may compel us to consider further reductions in our workforce to realign with those new market conditions, on either a regional or global scale, or both. Any further deterioration in market conditions could adversely impact our ability to develop, deliver and/or service our existing and new products, as well as our ability to attract, maintain and service our customers.

Our total deferred revenues decreased from $13.3 million at June 30, 2003 to $9.8 million at December 31, 2003. We believe that this decrease was primarily attributable to reduced maintenance renewal due to customer uncertainty with respect to the future of Pivotal which arose due to the unsolicited merger proposals received from CDC Software and Onyx Software Corporation during October and November of 2003. We believe that this uncertainty will subside after the close of the arrangement with CDC Software, which is anticipated in late February 2004. We do not expect that this decrease will significantly impact our revenues in future quarters.

No single customer accounted for 10% or more of our revenues for the quarters ended December 31, 2003 and 2002 nor for the six months ended December 31, 2003 and 2002.

Licenses

In the quarter ended December 31, 2003, revenues from licenses decreased 39% to $4.3 million as compared to $7.0 million for quarter ended December 31, 2002. Revenues from licenses for the six months ended December 31, 2003 were $8.3 million compared with $10.2 million for the six months ended December 31, 2002, representing a decrease of 19%. Revenues from licenses represented 30% and 44% of total revenues for the quarters ended December 31, 2003 and 2002, respectively. Revenues from licenses represented 30% and 36% of total revenues for the six months ended December 31, 2003 and 2002, respectively.

Our license revenues depend on the overall demand for customer relationship management products, and the overall demand for our software depends in large part on general economic and business conditions. We continue to experience the impact of a weak global economy and its effect on our potential and existing customers. Customers have continued to reduce their corporate capital expenditures, delayed the initiation of the purchasing process and deferred the purchasing decision to later dates. Customers’ purchasing decisions were also impacted by the uncertainty with respect to the future of Pivotal resulting from the unsolicited merger proposals. As a result of these factors, both the number of license revenue transactions and median transaction size have been negatively impacted.

North American license revenues accounted for 59% and 66% of total license revenues in the quarters ended December 31, 2003 and 2002, respectively. During the six months ended December 31, 2003 and 2002, respectively, North American licenses accounted for 56% and 65% of total license revenues. International license revenues accounted for 41% and 34% of total license revenues in the quarters ended December 31, 2003 and 2002, respectively, and 44% and 35% of total license revenues in the six months ended December 31, 2003 and 2002, respectively. International license revenue increased due to relatively stronger performance by our European selling organizations.

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

Revenues from services and maintenance increased 10% to $10.0 million from $9.1 million for the quarters ended December 31, 2003 and 2002, respectively. This change was reflective of an increase of $0.5 million in revenues from services and $0.4 million in revenues from maintenance contracts. During the six months ended December 31, 2003 and 2002, respectively, revenues from services and maintenance increased 6% to $19.3 million from $18.2 million. This change was reflective of an increase of $1.1 million in revenues from maintenance contracts over the same period last year. Maintenance revenues reflect historical maintenance renewal rates and are relatively insulated from renewals in the quarter for which the revenues are calculated. As a result, our future maintenance revenue performance may be adversely impacted by a decrease in our deferred revenue balance and lower renewal rates as discussed more fully below.

Our revenues from services and maintenance represented 70% and 56% of total revenues for the quarters ended December 31, 2003 and 2002, respectively. During the six-month period ended December 31, 2003 and 2002, revenues from services and maintenance represented 70% and 64% of total revenues, respectively.

We plan to continue to rely on third parties to provide a large part of implementation services to our customers rather than providing those services directly and expect revenues from services to remain comparable to current levels. We believe that, over the long term, revenues from services and maintenance as a percentage of total revenues will remain stable. We believe that the lower deferred revenue balance at December 31, 2003 was due to postponement of maintenance renewals by customers rather than cancellation or refusal of renewals. When the uncertainty with respect to the future ownership of Pivotal subsides, we expect to experience a catch up of maintenance renewals as customers resume their maintenance contracts. In the short-term, we expect maintenance revenue to remain comparable to current levels. However, in the event that the decrease in customer maintenance renewals is indicative of a trend rather than a temporary postponement, then our maintenance revenues will be directly adversely affected over both the short and long term.

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

Total cost of revenues decreased 20% to $4.5 million, or 31% of total revenues, from $5.6 million, or 35% of total revenues, for the quarters ended December 31, 2003 and 2002, respectively. Total cost of revenues decreased 25% to $8.5 million, or 30% of total revenues, from $11.2 million, or 39% of total revenues, for the six months ended December 31, 2003 and 2002, respectively. The decrease in total cost of revenues was due to reduced headcount and related allocations for services and maintenance following our restructuring initiatives in fiscal 2003 and 2004 and improved utilization of personnel.

Licenses

Cost of revenues from licenses consists of product production and shipping costs as well as the cost of third party technologies incorporated into our solutions. Cost of revenues from licenses decreased 74% to $0.2 million from $0.9 million for the quarters ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003 and 2002, cost of revenues from licenses decreased 65% to $0.4 million from $1.2 million. Cost of revenues from licenses as a percentage of revenues from licenses was 6% and 13% for the quarters ended December 31, 2003 and 2002, respectively. During the six months ended December 31, 2003 and 2002, respectively, cost of revenues from licenses as a percentage of revenues from licenses were 5% and 11%. The decrease in cost of revenues as a percentage of license revenues compared to the prior year periods was attributable to a change in product mix sold which resulted in lower sales of products that incorporate third party technologies.

We expect that the cost of revenues from licenses as a percentage of revenues from licenses will generally be in the range of 4% to 8%, although it may fluctuate from quarter to quarter depending on sales mix and costs of third-party technology incorporated into our solutions.

Services and Maintenance

Cost of revenues from services and maintenance decreased 10% to $4.2 million for the quarter ended December 31, 2003 from $4.7 million for the quarter ended December 31, 2002. Cost of revenues from services and maintenance as a percentage of revenues from services and maintenance was 42% and 52% for the quarters ended December 31, 2003 and 2002, respectively. During the six months ended December 31, 2003, cost of revenues from services and maintenance decreased 20% to $8.1 million compared to $10.1 million for the six months ended December 31, 2002 and decreased to 42% of revenues from services and maintenance from 55% for the six months ended December 31, 2002.

The decrease in cost of revenues from services and maintenance was due primarily to decreased personnel and facilities costs following our restructuring initiatives in fiscal 2003 and 2004 and improved utilization of personnel.

OPERATING EXPENSES

Our operating expenses are classified into the following general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead, depreciation and facilities to each of the functional areas based on their proportional headcount. Other operating costs consist of restructuring, acquisition transaction costs and amortization.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices, and marketing expenditures related to advertising, trade shows, direct mail, online marketing and promotions.

Sales and marketing expenses decreased 34% to $4.7 million from $7.1 million for the quarters ended December 31, 2003 and 2002, respectively. During the six-month periods ended December 31, 2003 and 2002, respectively, sales and marketing expense decreased 41% to $9.6 million compared to $16.1 million. The decreased expenditures for the quarter and six months ended December 31, 2003 were the result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans in fiscal 2003 and 2004, as well as increased operating efficiencies. Sales and marketing expenses decreased as a percentage of total revenues to 32% from 44% for the quarters ended December 31, 2003 and 2002, respectively. During the six months ended December 31, 2003 and 2002, respectively, sales and marketing expenses decreased as a percentage of total revenues to 35% from 57%.

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

Research and development expenses decreased 31% to $2.9 million from $4.1 million for the quarters ended December 31, 2003 and 2002, respectively. During the six months ended December 31, 2003 and 2002, respectively, research and development expenses decreased 27% from $8.0 million to $5.9 million. This decrease was a result of a reduction in employees and contract labor following the implementation of our restructuring plans in fiscal 2003 and 2004 and the movement of some research and development functions to our development center in Bangalore, India, which was opened in the second quarter of fiscal 2003. Research and development expenses were 20% and 26% of total revenues for the quarters ended December 31, 2003 and 2002, respectively. During the six months ended December 31, 2003 and 2002, respectively, research and development expenses were 21% and 28% of total revenues. We expect research and development expense, in terms of both absolute dollars and as a percentage of total revenues to remain comparable to current levels.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administration and human resources. General and administrative expenses also include legal and other professional fees and bad debt expense.

General and administrative expenses decreased 13% to $2.1 million from $2.4 million for the quarters ended December 31, 2003 and 2002, respectively. During the six months ended December 31, 2003 general and administrative expenses decreased 5% to $4.2 million from $4.4 million for the six months ended December 31, 2002. General and administrative expenses were 15% of total revenues for each of the quarters ended December 31, 2003 and 2002. During the six months ended December 31, 2003 and 2002, respectively, general and administrative expenses were 15% and 16% of total revenues. We expect general and administrative expense, in terms of both absolute dollars and as a percentage of total revenues to remain comparable to current levels.

Restructuring Costs and other Charges

Restructuring costs and other charges are related to our initiatives to align our operations with changing market conditions and to create a more efficient organization. During the quarter ended December 31, 2002, restructuring plans were implemented, which resulted in charges of $8.6 million. Workforce reduction charges of $3.3 million during this period represented the cost of severance and related benefits of approximately 120 employees affected by the restructuring activities. Excess facility costs of $4.3 million represented lease termination payments, net of expected sublease revenue, and other costs related to the closure of certain corporate facilities and sales offices. Certain leasehold improvements located at the closed facilities and furniture and equipment were determined to be impaired as a result of the restructuring activities and therefore we incurred a charge of $0.5 million related to the write-down to estimated recoverable value, net of estimated disposal costs, for these particular assets. We also incurred a charge of $0.5 million in the three months ended December 31, 2002 related to remaining lease commitments on operating lease contracts for equipment made redundant due to the restructuring activities.

On July 9, 2003, we undertook a corporate restructuring to further reduce our cost structure and recorded a total restructuring charge of $1.9 million related to workforce reductions and contract settlement costs. Workforce reduction charges of $1.6 million were related to the cost of severance and benefits associated with approximately 85 employees notified of termination. Contract settlement and other costs of $0.2 million related primarily to non-refundable prepaid costs associated with marketing conferences that we subsequently decided not to participate in.

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

Acquisition transaction costs

Acquisition transaction costs were $2.6 million for the quarter ended December 31, 2003 and $2.8 million for the six months ended December 31, 2003. Theses costs are directly associated with a strategic corporate initiative undertaken by our Board of Directors, which culminated in our agreement with CDC Software to acquire all of the outstanding shares of Pivotal. The costs consist of professional fees associated with the initiative and also include the $1.5 million break fee we paid to Talisma Corp. in December 2003 when we terminated our merger agreement with Oak Investment Partners.

Amortization of Acquired Intangibles

Amortization of acquired intangible assets during the three months ended December 31, 2003 and 2002 was $0.11 million and $0.02 million, respectively. Amortization of acquired intangible assets during the six months ended December 31, 2003 and 2002 was $0.3 million and $0.05 million, respectively. The increase in amortization of acquired intangibles was due to the amortization of intangible assets acquired from the acquisition of MarketFirst Software, Inc. in October 2002.

Interest and Other Income (Loss)

Interest and other income (loss) consists of earnings on cash and cash equivalents and short-term investments, net of interest expense and foreign exchange gains and losses. Interest and other income (loss) was $(0.1) million and $0.02 million for the quarters ended December 31, 2003 and 2002, respectively. During the six months ended December 31, 2003 and 2002, respectively, interest and other income (loss) was $(0.1) million and $(0.3) million. During the quarter ended December 31, 2003, interest and other income (loss) was impacted by lower average cash and short-term investment balances.

Interest and other income (loss) for the quarters ended December 31, 2003 and 2002 included foreign exchange gain (loss) of $(0.1) million and $0.02 million, respectively. During the six months ended December 31, 2003 and 2002, the foreign exchange losses were $0.01 million and $0.4 million, respectively. The foreign exchange losses during the three and six month periods ended December 31, 2003, were largely attributable to the impact of the depreciation of the U.S. dollar on net liability balances held in our non-U.S. subsidiaries. In addition, on July 1, 2003, we changed the method of accounting for foreign exchange for certain of our foreign operations, with the effect that the foreign exchange effect related to the translation of the financial statements of these entities is now included as a separate component of shareholders’ equity as opposed to being included in the statement of operations. In the six months ended December 31, 2003, $0.01 million of translation-related foreign exchange gain was charged to shareholders’ equity. The other components of interest and other income (loss) were not material for the periods presented.

Income Taxes

The provision for income taxes was $0.1 million and $0.02 million for the quarters ended December 31, 2003 and 2002, respectively. The provision for income taxes was $0.2 million for each of the six-month periods ended December 31, 2003 and 2002. These income tax amounts were attributable to our operations in the United States, the United Kingdom, France, Australia and Japan.

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

Quarterly results of operations, expressed in United States dollars; all amounts in thousands:

	Three months ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002

REVENUES:
License	$4,305	$3,972	$5,131	$3,554	$7,017	$3,215	$8,849	$7,510
Services and maintenance	10,010	9,330	9,409	9,581	9,078	9,092	10,223	10,206

Total revenues	14,315	13,302	14,540	13,135	16,095	12,307	19,072	17,716

COST OF REVENUES:
License (1)	239	165	243	332	906	247	1,305	385
Services and maintenance	4,238	3,816	4,626	5,003	4,719	5,346	5,443	5,025

Total cost of revenues	4,477	3,981	4,869	5,335	5,625	5,593	6,748	5,410

Gross profit	9,838	9,321	9,671	7,800	10,470	6,714	12,324	12,306

OPERATING EXPENSES:
Sales and marketing	4,654	4,910	5,361	5,414	7,080	9,056	8,803	8,734
Research and development	2,867	2,987	4,092	4,276	4,126	3,903	3,720	3,636
General and administrative	2,086	2,104	1,904	1,999	2,395	2,030	2,774	2,060
Restructuring costs and other charges (2)	—	1,851	419	—	8,596	—	1,364	—
Acquisition transaction costs (3)	2,617	219	—	—	—	—	—	—
Amortization of goodwill (4)	—	—	—	—	—	—	1,506	1,505
Amortization of acquired intangibles	109	109	125	206	24	24	88	88

Total operating expenses	12,333	12,180	11,901	11,895	22,221	15,013	18,255	16,023

Loss from operations	(2,495)	(2,859)	(2,230)	(4,095)	(11,751)	(8,299)	(5,931)	(3,717)
Other income (loss):
Interest and other income (loss)	(69)	5	(131)	(174)	94	(289)	245	345
Impairment and loss on sale of investments	—	—	(275)	—	(78)	—	(1,244)	—

	(69)	5	(406)	(174)	16	(289)	(999)	345

Loss before income taxes	(2,564)	(2,854)	(2,636)	(4,269)	(11,735)	(8,588)	(6,930)	(3,372)
Income tax expense (recovery)	83	97	221	18	16	163	60	(8)

Net loss	$(2,647)	$(2,951)	$(2,857)	$(4,287)	$(11,751)	$(8,751)	$(6,990)	$(3,364)

NOTES:

(1)	Cost of revenues — License for three months ended June 30, 2002 includes $0.8 million of costs related to the withdrawal from certain purchase contracts.

(2)	See note 3 to the condensed consolidated financial statements for a description of the restructuring costs and other charges.

(3)	Acquisition transaction costs are associated with a strategic initiative undertaken by our Board of Directors. Costs for the quarter ended December 31, 2003, includes the $1.5 million break fee paid to Talisma Corp. on the termination of our agreement with Oak Investment Partners.

(4)	Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and other Intangible Assets, and accordingly no longer amortize goodwill.

     Quarterly results of operations on a percentage of revenue basis:

	Three months ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002

REVENUES:
License	30%	30%	35%	27%	44%	26%	46%	42%
Services and maintenance	70%	70%	65%	73%	56%	74%	54%	58%

Total revenues	100%	100%	100%	100%	100%	100%	100%	100%

COST OF REVENUES:
License	2%	1%	2%	3%	6%	2%	7%	2%
Services and maintenance	29%	29%	32%	38%	29%	43%	28%	29%

Total cost of revenues	31%	30%	34%	41%	35%	45%	35%	31%

Gross profit	69%	70%	66%	59%	65%	55%	65%	69%

OPERATING EXPENSES:
Sales and marketing	32%	37%	37%	41%	44%	74%	46%	49%
Research and development	20%	22%	28%	33%	26%	32%	20%	21%
General and administrative	15%	15%	13%	15%	15%	17%	15%	12%
Restructuring costs and other charges	—	14%	3%	—	53%	—	7%	—
Acquisition transaction costs	18%	2%	—	—	—	—	—	—
Amortization of goodwill	—	—	—	—	—	—	8%	8%
Amortization of acquired intangibles	1%	1%	1%	2%	—	—	—	—

Total operating expenses	86%	91%	82%	91%	138%	123%	96%	90%

Loss from operations	(17%)	(21%)	(16%)	(32%)	(73%)	(68%)	(31%)	(21%)
Other income (loss):
Interest and other income (loss)	—	—	(1%)	(1%)	1%	(2%)	1%	2%
Impairment and loss on sale of investments	—	—	(2%)	—	(1%)	—	(6%)	—

	—	—	(3%)	(1%)	—	(2%)	(5%)	2%

Loss before income taxes	(17%)	(21%)	(19%)	(33%)	(73%)	(70%)	(36%)	(19%)
Income taxes	1%	1%	1%	—	—	1%	1%	—

Net Loss	(18%)	(22%)	(20%)	(33%)	(73%)	(71%)	(37%)	(19%)

Since the fourth quarter of fiscal 2001, we have witnessed a global economic slow-down and observed its effect on our potential and existing customers. We experienced lower revenues related primarily to decreased license sales as customers have continued to reduce their corporate capital expenditures, delayed the initiation of the purchasing process and deferred the purchasing decision to later dates. As a result of these factors, both the number of license revenue transactions and median transaction size have been negatively impacted. In the quarter ended September 30, 2002, we experienced contract losses with some potential customers due to their concerns over the rapid decline of our stock price in the latter half of September 2002. In the quarter ended March 31, 2003, we experienced decreased license revenues, primarily due to continued economic and geopolitical uncertainty, which was compounded by the start of the invasion of Iraq by the U.S. and Britain. In addition, a pattern of reduced buying by customers during July and August has resulted in lower license revenues in the quarters ended September 30. Services and maintenance revenues have exhibited a lesser degree of variability than license revenues. Services revenues have decreased due to its dependence on software license revenues; these decreases have been partially offset by increases in maintenance revenues due to an increased customer base and renewals of maintenance contracts.

The decrease in operating expenses, excluding restructuring costs and other charges and acquisition transaction costs, beginning in the quarter ended December 31, 2001 is a result of a reduction in employees and marketing program expenditures following the implementation of our restructuring plans in fiscal 2002 and 2003 and, most recently in the first quarter of fiscal 2004 as well as increased operating efficiencies and decreased commissions due to lower sales. We will continue to examine our level of expenditures in relation to revenue projections.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control. As a result of our limited operating history, recent acquisitions and restructurings, we cannot forecast operating expenses based on historical results. Accordingly, we base our anticipated level of expense in part on future revenue projections. Most of our expenses are fixed in the short-term and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly revenues accurately is limited given our limited operating history, the unpredictable length of the sales cycle of our solutions and other uncertainties in our business. If revenues in a particular quarter do not meet projections, our net losses in a given quarter would be greater than expected. As a result, we believe that our quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents consists of highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less. Short-term investments consist of money market instruments with maturities of less than one year. As of December 31, 2003, we had $5.1 million in cash and cash equivalents, $0.3 million in short-term investments and $5.9 million in restricted cash. Our combined cash, cash equivalents, short-term investments and restricted cash balance decreased to $11.3 million as of December 31, 2003 from $18.9 million as of June 30, 2003. Our deficiency in working capital increased to $7.3 million at December 31, 2003 from $2.8 million at June 30, 2003.

As of December 31, 2003, our principal obligations consisted of restructuring-related liabilities of $5.7 million (including restructuring liabilities assumed on acquisition), of which $3.0 million is expected to be paid within the next 12 months, the note payable from CDC of $2.0 million, trade payables of $3.4 million, accrued compensation payable of $3.0 million, taxes payable of $2.1 million and accrued liabilities of $4.3 million. The majority of the restructuring-related liabilities relate to excess facilities in domestic and international markets. We anticipate that the majority of our accounts payable, compensation payable and accrued liabilities at December 31, 2003 will be settled during the third quarter of fiscal 2004, which will result in a corresponding decline in the amount of cash and cash equivalents, which we anticipate will be offset by liabilities associated with activity in the period.

As of December 31, 2003, our future fixed commitments for cash payments related primarily to obligations under non-cancelable operating and capital leases. We lease facilities under non-cancelable operating leases expiring between 2004 and 2012 and certain equipment under non-cancelable operating and capital leases expiring in 2004. Future minimum lease payments and other future fixed commitments are as follows:

	Total	< 1 year	1-3 years	3-5 years	> 5 years

Capital leases and long-term debt	$214	$214	$—	$—	$—
Note payable	2,000	2,000	—	—	—
Restructuring liabilities	5,744	2,966	2,694	84	—
Operating leases (excluding amounts charged to restructuring)	26,651	4,091	5,020	5,315	12,225

Total cash obligations	$34,609	$9,271	$7,714	$5,399	$12,225

On December 6, 2003, we amended our credit agreement with a U.S.-based bank. The amended agreement provides us with a $6.0 million credit facility which is secured by a charge on all accounts receivable, inventory, chattel paper, equipment and fixtures and a negative pledge relating to the Company’s general intangibles. Direct borrowings will bear interest at prime rate plus 0.50%. During the second quarter, we were in violation of the minimum cash covenant and in accordance with the credit agreement, the violation was automatically waived, and the facility is currently secured entirely by cash. There are no additional financial covenants. As at December 31, 2003, the amount of outstanding letters of credit was $5.9 million, all of which were secured by the credit facility, which in turn is secured by cash. As a result, there is no borrowing capacity on this facility at this time.

Net cash used in operating activities was $10.2 million and $13.1 million for the six months ended December 31, 2003 and 2002, respectively. The operating cash outflows during the six-month periods were primarily the result of our operating losses, payments related to our restructuring liabilities and changes in operating assets and liabilities. Our total deferred revenues decreased from $13.3 million at June 30, 2003 to $9.8 million at December 31, 2003. We believe that this decrease was primarily attributable to reduced maintenance renewal due to customer uncertainty with respect to the future of Pivotal which arose due to the unsolicited merger proposals received from CDC Software and Onyx Software Corporation during October and November of 2003.

Net cash provided by investing activities was $5.0 million and $10.3 million in the six months ended December 31, 2003 and 2002, respectively. The higher cash flow during the six months ended December 31, 2002 was largely related to the lower balance of restricted pledged cash required to be posted and to the $2.5 million in cash acquired with the MarketFirst Software, Inc. acquisition. We posted restricted pledged cash of $5.9 million and $1.2 million at December 31, 2003 and 2002, respectively. We received $10.4 million and $9.7 million in net proceeds from the sale of short-term investments during the six months ended December 31, 2003 and 2002, respectively. Net capital expenditures were $0.1 million and $1.1 million for the six month periods ended December 31, 2003 and 2002, respectively.

Net cash provided by financing activities was $2.1 million for the six months ended December 31, 2003 as compared to net cash used in financing activities of $0.1 million in the six months ended December 31, 2002. The increase was due to the $2.0 million loan received from CDC in December 2003. For the six months ended December 31, 2003 and 2002, the cash inflows from the issuance of common stock pursuant to the exercise of stock options and the Company’s employee stock purchase plan were $0.4 million and $0.2 million, respectively.

Assuming our future revenue performance is comparable to the most recent quarterly periods reported, we believe that, with the expense reduction efforts instituted in fiscal 2003 and in the first quarter of fiscal 2004, existing cash, cash equivalents and short-term investments will be sufficient to meet our operating, capital and merger-related requirements for at least the next 12 months. However, due to the potential effect that lower cash balances could have on our sales, we may seek additional funds in the future through public or private equity financing, corporate mergers or acquisitions, or from other sources to fund our operations and pursue our strategy. On December 6, 2003, we entered into an arrangement agreement with chinadotcom corporation (CDC) and CDC Software Corporation (CDC Software), pursuant to which CDC Software proposes to acquire all of the outstanding shares of Pivotal in exchange for, at the option of each of our shareholders, either (i) $2.00 cash per Pivotal share or (ii) $2.14 per Pivotal share, comprised of (a) $1.00 cash plus (b) $1.14 of common shares of CDC. The transaction is subject to the approval of our securityholders and the Supreme Court of British Columbia, as well as customary closing conditions. We anticipate that the transaction will close in late February of 2004; however, no assurance can be provided that the transaction will close within this timeframe, or at all. See “Forward-Looking Statements” and Exhibit 99.1 under the heading “Risk Factors”.

The agreement relating to our proposed transaction with CDC provides that, on the occurrence of certain events leading to the termination of the agreement, CDC will be entitled to a break fee of $1.8 million from us. These events include circumstances where our Board of Directors has withdrawn, modified or changed in a manner adverse to CDC without its approval, recommendation or support of the proposed transaction, or the Board of Directors has supported a competing transaction, or the transaction is not completed due to the existence of an unsupported competing transaction which is completed within 12 months after the date of the agreement. The break fee is payable in immediately available funds within three business days of the first to occur of these events. In addition, in the event of the termination of the agreement, the outstanding principal of the $2.0 million loan from CDC and interest thereon is payable upon demand by CDC at any time. Any requirement to pay the break fee, repay the loan or failure to close the merger with CDC in a timely manner would adversely impact our cash and cash equivalents and our financial position and could impact our ability to fund our current level of operations. In the event that we are required to pay the break fee or repay the loan, we may be required to reduce operating expenditures, our scope of operations and incur additional future restructuring charges.

Should our results for subsequent quarters fall below the results we achieved in the fourth quarter of 2003, or should we be required to pay the break fee of $1.8 million, or repay the $2.0 million loan from CDC or fail to close the merger with CDC in a timely manner, we may need to take action to further restructure our operations to preserve our cash or raise additional capital through debt or equity financing. We may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we might obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our common stock and may dilute current shareholders’ ownership interest in the Company. To the extent that we require financing and are unable to obtain it, we would be forced to significantly curtail our operations.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are held with high-quality financial institutions and short-term investments are made in investment grade securities to mitigate exposure to credit risk. Our customer base is dispersed across many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. We perform ongoing credit evaluations of our customers and normally do not require collateral or other security to support credit sales. We provide an allowance for bad debts based on historical experience and specifically identified risks. If the creditworthiness of certain customers deteriorates, or their business fails, we may experience additional bad debt expenses. During the six month period ended December 31, 2003, we recorded an expense for provisions for doubtful debts totaling $0.2 million.

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

Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software

In August 2003, the EITF reached a consensus on Issue 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more than incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of EITF 03-05 did not have a material impact on our consolidated financial results.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. SAB 104 revises or rescinds portions of interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of this Staff Accounting Bulletin did not have an impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As at December 31, 2003, we were not party to any reportable off-balance sheet arrangements.

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

While interest income on our cash, cash equivalents, and short-term investments is subject to interest rate fluctuations, we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. Our interest income and interest expense are most sensitive to the general level of interest rates in Canada and the United States. Sensitivity analysis is used to measure our interest rate risk. Based on an analysis of our balances as of December 31, 2003, a 100 basis-point adverse change in interest rates would not have a material effect on our consolidated financial position, results of operation, or cash flows.

FOREIGN CURRENCY RISK

We conduct business on a global basis in international currencies. As such, we are exposed to adverse or beneficial movements in foreign exchange rates. The majority of our sales are denominated in U.S dollars, the currency in which we report our financial statements; however we do conduct a portion of our sales in currencies other than the U.S. dollar, including the British pound and the Euro.

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

We regularly analyze the sensitivity of our foreign exchange positions to measure foreign exchange risk. At December 31, 2003, a 10% shift in foreign exchange rates would not have materially impacted our foreign exchange loss. We cannot predict the effect of exchange rate fluctuations upon our future results. In the current fiscal year, we have not engaged in hedging the risks associated with foreign exchange exposure. Although we may do so in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition and cash flows will not be materially adversely affected by exchange rate fluctuations.

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

PART II: OTHER INFORMATION

PART II — ITEM 4

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITYHOLDERS

On or about January 21, 2004, we distributed to our securityholders a Notice of Extraordinary General Meeting to be held on February 23, 2004 and Management Information Circular and Notice of Hearing of

Petition for Arrangement under the Company Act (British Columbia) relating to a proposed arrangement involving us and our common shareholders and CDC Software Corporation, a wholly-owned subsidiary of chinadotcom corporation. The proposed arrangement is to be considered and voted upon at the meeting.

PART II — ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
No.	Description

2.1(1)	Share Purchase Agreement by and between Pivotal and Pierre Marcel, Marc Bahda, Bernard Wach and Other Shareholders of Transitif S.A., dated December 3, 1999
2.2(2)	Stock Purchase Agreement among Pivotal and Industrial & Financial Systems AB and Eli Barak, Alon Hod and Tony Topaz concerning all of the Shares of Exactium Ltd. dated April 11, 2000
2.3(3)	Share Purchase Agreement among Pivotal and David Pritchard, Kirk Herrington, Michael Satterfield, Calvin Mah, VW B.C. Technology Investment Fund, LP, Venrock Associates, Venrock Associates II, LP, Working Ventures Canadian Fund Inc., Bank of Montreal Capital Corporation, Sussex Capital Inc. and the Other Shareholders of Simba Technologies Inc. concerning all the Shares of Simba Technologies Inc. dated May 29, 2000
2.4(12)	Agreement and Plan of Merger among Pivotal, Pivotal Corporation, a Washington corporation, Pivotal Merger Subsidiary, Inc., MarketFirst Software, Inc. and other shareholders of MarketFirst Software, Inc. dated October 2, 2002
3.1(4)	Memorandum and Articles
4.1(4)	Specimen of common share certificate
4.2(4)	Registration Rights (included in Exhibit 10.14)
4.3(2)	Registration Rights Agreement dated June 2, 2000 (included in Exhibit 2.2)
4.4(3)	Registration Rights Agreement dated June 26, 2000 (included in Exhibit 2.3)
4.5(8)	Specimen of common share certificate as of August 17, 2000
#10.1(4)	Employee Share Purchase Plan
10.2(4)	Lease dated as of July 18, 1997 between Sodican (B.C.) Inc. and Pivotal for premises located in North Vancouver, B.C.
10.3(4)	Lease dated as of May 26, 1998 between Novo Esplanade Ltd. and Pivotal for premises located in North Vancouver, B.C.

10.4(4)	Lease(1) dated as of December 14, 1998 between B.C. Rail Ltd. and Pivotal for premises located in North Vancouver, B.C.
10.5(4)	Lease(2) dated as of December 14, 1998, between B.C. Rail Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.
10.6(4)	Lease dated as of December 11, 1998 between The Plaza at Yarrow Bay Inc. (previously Yarrow Bay Office III Limited Partnership) and Pivotal with respect to premises located in Kirkland, Washington
10.7(4)	Canadian Imperial Bank of Commerce Cdn$2,000,000 Committed Installment Loan dated March 18, 1998
10.8(4)	Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.9(4)	Security Agreement with Canadian Imperial Bank of Commerce dated for reference April 15, 1998
10.10(4)	Contract Relative to Special Security under the Bank Act between Canadian Imperial Bank of Commerce and Pivotal dated April 30, 1998
10.11(4)	Canadian Imperial Bank of Commerce Schedule — Standard Credit Terms dated March 18, 1998
10.12(4)	Canadian Imperial Bank of Commerce Schedule — Standard Credit Terms dated March 18, 1998
#10.13(4)	Form of Indemnity Agreement between Pivotal and directors and officers of Pivotal
10.14(4)	Investors’ Rights Agreement dated January 15, 1999
10.15(5)	Lease dated April 14, 2000 among Deramore Holdings Limited (1), Pivotal Corporation (NI) Limited (2) and Pivotal for premises located in Belfast, Northern Ireland Employment Agreement between Vince Mifsud and Pivotal dated November 10, 1998
#10.17(6)	Exactium Ltd. 1999 Stock Option Plan
#10.18(7)	Simba Technologies Inc. Incentive Stock Option Plan, as amended
#10.19(8)	Amended and Restated Incentive Stock Option Plan
10.20(8)	Restated Offer to Lease dated July 28, 2000 between PCI Properties Corporation and Pivotal with respect to premises located in Vancouver, B.C.

10.21(8)	First Amendment to Restated Offer to Lease dated October 16, 2000 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.22(8)	Second Amendment to Restated Offer to Lease dated May 18, 2001 between PCI Properties Corp. and Pivotal with respect to premises located in Vancouver, B.C.
10.23(8)	Lease dated September 1, 2000 between Landgem Office I, Ltd. (previously Dallas Office Portfolio L.P.) and Software Spectrum CRM, Inc. for premises located in Dallas, Texas
10.24(8)	Lease dated December 19, 2000 between 485 Properties, LLC and Pivotal for premises located in Atlanta, Georgia
10.25(8)	Lease dated as of November 24, 2000 between Scholl Consumer Products Limited and Pivotal for premises located in Luton, England
#10.26(8)	Employment Agreement between Kent Roger (Bo) Manning and Pivotal dated August 22, 2001
10.27(8)	Amendment No.1 dated June 19, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
10.28(8)	Amendment No.2 dated July 3, 2001 to the Canadian Imperial Bank of Commerce Cdn$3,000,000 Operating Line of Credit dated March 18, 1998
#10.29(9)	Consulting Agreement between Lochhead Corporation and Pivotal dated January 28, 2002
10.30(10)	Loan Agreement between Canadian Imperial Bank of Commerce and Pivotal dated December 31, 2001
#10.31(11)	Employment Agreement between John O’Hara and Pivotal dated June 5, 2001
#10.32(11)	Employment Agreement between Robert Douglas and Pivotal dated October 21, 2001
#10.33(11)	Employment Agreement between Joe Dworak and Pivotal dated October 19, 2001
#10.34(11)	Employment Agreement between James Warden and Pivotal dated May 18, 1999
10.35(11)	Lease Amendment Agreement made as of April 22, 2002 between 354875 B.C. Ltd. and Pivotal with respect to premises located in North Vancouver, B.C.
10.36(11)	Modification of Lease dated January 8, 2002 between B.C. Rail Ltd. and Pivotal
10.37(11)	Sub-lease dated September 19, 2001 between The H.W. Wilson Company Inc. and Pivotal with respect to premises located in Dublin, Republic of Ireland

10.38(11)	Sub-lease dated August 18, 2000 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.
10.39(11)	Lease Extension dated October 30, 2001 between Dunsmuir & Hornby Ltd. and Pivotal with respect to premises located in Vancouver, B.C.
10.40(11)	Lease made May 7, 2000 between 1102758 Ontario Limited and Pivotal with respect to premises located in Toronto, ON
#10.41(11)	Loan Agreement made as of January 29, 2001 between Pivotal and Andre Beaulieu
#10.42(11)	Amendment of Loan Agreement dated May 29, 2002 between Pivotal and Andre Beaulieu
10.43(11)	Sub-lease dated August 29, 2000 between Pivotal and Primus Telecommunications (Canada) Inc. with respect to premises located in Vancouver, B.C.
10.44(11)	Amendment of Lease Extension dated April 29, 2002 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.
10.45(13)	Lease dated August 18, 2000 between Pivotal and Dunsmuir and Hornby Ltd. with respect to premises located in Vancouver, B.C.
10.46(14)	Credit Agreement with CIBC dated December 24, 2002
10.45(14)	Loan and Security Agreement with Silicon Valley Bank dated December 2002
10.47(15)	Amendment of Loan and Security Agreement with Silicon Valley Bank dated August 2003
#10.48(15)	Employment Agreement between Jesper Andersen and Pivotal dated March 14, 2002
10.49(16)	Arrangement Agreement (as amended) dated October 7, 2003 between Pivotal and 675786 B.C. Ltd., Talisma Corp., Oak IX Affiliates Fund, L.P., Oak IX Affiliates Fund — A.L.P., Oak Investment Partners IX, L.P., Oak Investment Partners X, L.P., and Oak X Affiliates Fund, L.P.
10.50(17)	Amended and Restated Arrangement Agreement dated January 19, 2004 between Pivotal and CDC Software Corporation and chinadotcom corporation
10.51	Amendment of Loan and Security Agreement with Silicon Valley Bank dated October 2003

10.52	Amendment of Loan and Security Agreement with Silicon Valley Bank dated December 2003
10.53	Amendment of Loan and Security Agreement with Silicon Valley Bank dated January 2004
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)
32.1	Rule 13a-14(b) Certification (Chief Executive Officer)
32.1	Rule 13a-14(b) Certification (Chief Financial Officer)
99.1	Risk Factors

#	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Pivotal’s Form 8-K filed on January 25, 2000.

(2)	Incorporated by reference to Pivotal’s Form 8-K filed on June 19, 2000.

(3)	Incorporated by reference to Pivotal’s Form 8-K filed on July 11, 2000.

(4)	Incorporated by reference to Pivotal’s Registration Statement on Form F-1 (No. 333-82871).

(5)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2000.

(6)	Incorporated by reference to Pivotal’s Registration Statement on Form S-8 (No. 333-39922).

(7)	Incorporated by reference to Pivotal’s Registration Statement on Form S-8 (No. 333-42460).

(8)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2001.

(9)	Incorporated by reference to Pivotal’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(10)	Incorporated by reference to Pivotal’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(11)	Incorporated by reference to Pivotal’s Annual Report on Form 10-K for the year ended June 30, 2002.

(12)	Incorporated by reference to Pivotal’s Form 8-K filed on October 29, 2002.

(13)	Incorporated by reference to Pivotal’s Form 10-Q filed on November 14, 2002.

(14)	Incorporated by reference to Pivotal’s Form 10-Q filed on February 14, 2003.

(15)	Incorporated by reference to Pivotal’s Form 10-K filed on September 29, 2003.

(16)	Incorporated by reference to Pivotal’s Form 8-K filed on October 24, 2003.

(17)	Incorporated by reference to Pivotal’s Form 8-K filed on January 28, 2004.

(b)	Reports on Form 8-K

We furnished a Form 8-K on October 6, 2003 pursuant to Item 9 to disclose the resignation of a director.

We filed a Form 8-K on October 14, 2003 pursuant to Items 5 and 9 to announce the agreement referred to above as Exhibit 10.49 relating to a proposed business combination. We furnished Form 8-K’s on October 22, 2003, October 24,2003, November 17, 2003, November 19, 2003, November 20, 2003, November 24, 2003 and December 4, 2003 pursuant to Item 9 to announce the date of an extraordinary general meeting relating the proposed business combination, to furnish the notice and management proxy circular relating to the meeting, to announce a proposed adjournment of the meeting, to announce the actual adjournment of the meeting, to reaffirm the transaction and to announce two further adjournments of the meeting.

We furnished Form 8-K’s on November 13, 2003 and November 17, 2003 pursuant to Item 9 to acknowledge the receipt of an additional offer for a business combination and to announce our rejection of such offer.

We furnished Form 8-K’s on November 19, 2003, November 20, 2003 and December 1, 2003 and three such forms on December 8, 2003 pursuant to Item 9 to acknowledge the receipt of an additional offer for a business combination, to clarify our contacts with the offeree, to announce the receipt of a firm offer relating to the proposed business combination, to provide an update regarding the offer, to announce the agreement referred to above as Exhibit 10.50 and to discuss our business strategy relating to the proposed combination.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2004

PIVOTAL CORPORATION

/s/ Divesh Sisodraker

Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)